Form 10-Q
period 2012-03-31
Demandware Inc
filed 2012-05-11
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-35450

DEMANDWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0982939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Wall Street

Burlington, Massachusetts 01803

(Address of principal executive offices, including zip code)

(888) 553-9216

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 9, 2012, the registrant had 29,060,743 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$109,252	$14,939
Accounts receivable—net of allowance for doubtful accounts and credit memos of $26 and $117 at March 31, 2012 and December 31, 2011, respectively	15,803	16,930
Prepaid expenses and other current assets	2,922	1,878

Total current assets	127,977	33,747
Property and equipment, net	7,401	6,404
Other assets	1,063	2,735

Total assets	$136,441	$42,886

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of notes payable	$2,418	$2,098
Accounts payable	3,029	1,884
Accrued expenses	5,987	7,023
Deferred revenue	15,748	13,960
Deferred rent	82	57

Total current liabilities	27,264	25,022

Long-term liabilities:
Deferred revenue	13,118	12,210
Notes payable	2,301	1,882
Deferred rent	653	682
Preferred stock warrant liability	—	107

Total liabilities	43,336	39,903

Commitments and contingencies (Note 6)

Redeemable convertible preferred stock, $0.01 par value per share—10,000 and 54,207 shares authorized at March 31, 2012 and December 31, 2011, respectively
Series A: 0 and 9,564 shares designated at March 31, 2012 and December 31, 2011, respectively; 0 and 9,513 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively (liquidation value of $14,994 at December 31, 2011)	—	14,976
Series B: 0 and 11,166 shares designated at March 31, 2012 and December 31, 2011, respectively; 0 and 11,166 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively (liquidation value of $18,172 at December 31, 2011)	—	18,158
Series C: 0 and 16,234 shares designated at March 31, 2012 and December 31, 2011, respectively; 0 and 16,165 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively (liquidation value of $27,901 at December 31, 2011)	—	27,884
Series D: 0 and 17,243 shares designated at March 31, 2012 and December 31, 2011, respectively; 0 and 17,242 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively (liquidation value of $26,667 at December 31, 2011)	—	26,585

Total redeemable convertible preferred stock	—	87,603

Stockholders’ equity (deficit):
Common stock, $0.01 par value per share —240,000 shares and 27,333 shares authorized at March 31, 2012 and December 31, 2011, respectively; 29,039 and 4,469 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	290	45
Additional paid in capital	163,654	—
Accumulated other comprehensive loss	(32)	(53)
Accumulated deficit	(70,807)	(84,612)

Total stockholders’ equity (deficit)	93,105	(84,620)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$136,441	$42,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Subscription	$13,613	$9,324
Services	2,477	2,280

Total revenue	16,090	11,604
Cost of revenue:
Subscription	2,866	2,061
Services	2,553	2,305

Total cost of revenue	5,419	4,366

Gross profit	10,671	7,238
Operating expenses:
Sales and marketing	6,338	4,532
Research and development	3,471	2,477
General and administrative	2,705	1,270

Total operating expenses	12,514	8,279

Loss from operations	(1,843)	(1,041)
Other (expense) income:
Interest income	1	3
Interest expense	(74)	(62)
Other (expense) income	(201)	412

Other (expense) income, net	(274)	353

Loss before income taxes	(2,117)	(688)
Income tax expense	126	29

Net loss	(2,243)	(717)
Accretion of redeemable convertible preferred stock	(1,172)	(1,319)

Net loss attributable to common stockholders	$(3,415)	$(2,036)

Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.66)

Weighted average common shares outstanding, basic and diluted	8,128	3,075

Net loss	(2,243)	(717)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	21	29

Comprehensive loss	$(2,222)	$(688)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,243)	$(717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	750	694
Re-measurement of preferred stock warrant liability	426	(2)
Provision for credit memos	(36)	—
Stock-based compensation	379	535
Deferred rent expense	(4)	142
Other non-cash reconciling items	8	4
Changes in operating assets and liabilities:
Accounts receivable	1,162	1,468
Prepaid expenses and other current assets	(1,073)	(40)
Other long term assets	—	(41)
Accounts payable	961	(107)
Accrued expenses	(1,657)	(27)
Deferred revenue	2,696	(316)

Net cash provided by operating activities	1,369	1,593

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,538)	(243)

Net cash used in investing activities	(1,538)	(243)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	94,116	—
Proceeds from exercise of stock options	370	485
Deferred offering costs	(789)	—
Proceeds from issuance of notes payable	1,306	—
Payments of notes payable	(568)	(360)

Net cash provided by financing activities	94,435	125

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	47	81

INCREASE IN CASH AND CASH EQUIVALENTS	94,313	1,556
CASH AND CASH EQUIVALENTS—Beginning of period	14,939	17,148

CASH AND CASH EQUIVALENTS—End of period	$109,252	$18,704

SUPPLEMENTARY INFORMATION:
Interest paid	$63	$57

Income taxes paid	$83	$18

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$88,775	$—
Conversion of preferred stock warrant to common stock warrant	$533	$—
Deferred offering costs included in accounts payable and accrued expenses	$591	$—
Purchase of property and equipment included in accounts payable and accrued expenses	$216	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock $0.01 par value per share		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2011	4,469	$45	$—	$(53)	$(84,612)	$(84,620)
Stock-based compensation			379			379
Exercise of common stock options	216	2	368			370
Accretion of preferred stock to redemption value			(17,220)		16,048	(1,172)
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,054.	6,325	63	90,999			91,062
Conversion of redeemable convertible preferred stock into common stock	18,029	180	88,595			88,775
Reclassification of a warrant to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock			533			533
Net loss					(2,243)	(2,243)
Other comprehensive income				21		21

BALANCE—March 31, 2012	29,039	$290	$163,654	$(32)	$(70,807)	$93,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Demandware, Inc. (the “Company”) provides software-as-a-service e-commerce solutions that enable companies to easily design, implement and manage their own customized e-commerce sites, including websites, mobile applications and other digital storefronts. The Company’s customers use its highly scalable and integrated Demandware Commerce platform to create a seamless brand experience for consumers across all digital touch points worldwide.

The Company sells subscriptions to its on-demand software and related services through both a direct sales force and indirect channels. The Company’s current customers consist of retailers and branded consumer product manufacturers that operate principally in the following vertical markets: apparel, health and beauty, home and garden, sporting goods and general merchandise.

The Company’s headquarters are located in Burlington, Massachusetts, and the Company has five wholly owned subsidiaries: Demandware Securities Corporation, Demandware GmbH, Demandware UK Limited, Demandware SARL and Demandware Hong Kong Limited.

Initial Public Offering—In March 2012, the Company closed its initial public offering (“IPO”) of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. All outstanding shares of the Company’s redeemable convertible preferred stock converted to 18,028,763 shares of common stock at the closing of the IPO. The Company’s shares are traded on the New York Stock Exchange under the symbol “DWRE”. The Company received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions, but before offering expenses of $3.1 million. Offering expenses at December 31, 2011 of $1.7 million were recorded as other non-current assets. These offering expenses, and additional expenses incurred from January 2012 through the closing of the IPO of approximately $1.4 million, have been reclassified as additional paid-in capital.

Basis of Presentation and Significant Accounting Policies—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission ( “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2011. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the SEC on March 15, 2012 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Recent Accounting Pronouncements—Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for presentation of comprehensive income. The amended guidance provides companies with two options for presenting comprehensive income. Companies can present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further amended this guidance to defer the effective date for the reclassifications of items out of accumulated other comprehensive income. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011, and shall be applied retrospectively. The Company adopted the guidance effective January 1, 2012, and has presented a combined statement of comprehensive income. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB amended the accounting guidance for fair value to develop common requirements between GAAP and International Financial Reporting Standards. The amendments clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and in some instances change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Notable changes under the amended guidance include: (i) application of the highest and best use and valuation premise concepts solely for non-financial assets and liabilities; (ii) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity; and (iii) disclosing quantitative information about unobservable inputs used in the fair value measurement within Level 3 of the fair value hierarchy. For public entities, the amendment is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance effective January 1, 2012. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Stock Split—On February 9, 2012, the Company’s Board of Directors and stockholders approved a 1-for-3 reverse stock split of the Company’s common stock, which was effected on March 1, 2012. Upon the effectiveness of the reverse stock split, (i) every three shares of outstanding common stock was reclassified into one share of common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced. All references to shares in the financial statements and the accompanying notes, including but not limited to number of shares, per share amounts, share prices and exercise prices, have been adjusted, on a retroactive basis, to reflect this 1-for-3 reverse stock split.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The Company calculates basic and diluted net loss per common share by dividing the net loss adjusted for the dividend on the previously authorized, issued and outstanding redeemable convertible preferred stock by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s previously authorized, issued and outstanding redeemable convertible preferred stock are participating securities as defined under the authoritative guidance, but are excluded from the earnings per share calculation at March 31, 2011 as they did not have an obligation to share or fund in the Company’s net losses.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	3,955	4,742
Unvested restricted stock	20	—
Warrant	23	23
Redeemable convertible preferred stock	—	18,028

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(2,243)	$(717)
Accretion of redeemable convertible preferred stock	(1,172)	(1,319)

Net loss attributable to common stockholders	$(3,415)	$(2,036)

Denominator:
Weighted average common shares outstanding, basic and diluted	8,128	3,075

Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.66)

3. FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s cash equivalents.

The assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and the input categories associated with those assets and liabilities are as follows (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Assets—cash equivalents	$5,357	$5,357	$—	$—
Liabilities—preferred stock warrant liability	$107	$—	$—	$107

At March 31, 2012
Assets—cash equivalents	$101,859	$101,859	$—	$—

The cash equivalents consist of money market funds and are recorded at fair value based on quoted prices. The preferred stock warrant liability is recorded at fair value using the Black-Scholes model (see Note 8).

A rollforward of the fair value measurements of the preferred stock warrant liability categorized with Level 3 inputs for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance beginning of period	$107	$58
Change in fair value of warrant liability	426	(2)
Reclassification of a warrant liability to equity	(533)	—

Balance end of period	$—	56

4.	PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Computer equipment	$12,067	$10,492
Purchased software, including internal use software	2,694	2,613
Leasehold improvements, including construction in progress	217	217
Office furniture	746	655

Property and equipment—at cost	15,724	13,977
Less accumulated depreciation and amortization	(8,323)	(7,573)

Property and equipment—net	$7,401	$6,404

Depreciation and amortization expense was $0.8 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

5. DEBT

Line of Credit—The Company’s loan and security agreement (“2008 Loan Agreement”) provides a secured revolving credit facility of up to $5.0 million. Under the terms of the agreement, borrowing availability varies based upon eligible accounts receivable. Borrowings are collateralized by substantially all of the assets of the Company and bear interest at a variable rate of 0.75% above prime rate. The line expires in August 2012 and, as of March 31, 2012, there was no balance outstanding under the revolving line.

In connection with the Company’s entry into the 2008 Loan Agreement, the Company issued a warrant to purchase 23,092 shares of Series C Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase shares of common stock at an exercise price of $3.90 per share, that expires in July 2018 (see Note 8).

Equipment Notes Payable—In May 2009, the Company amended the 2008 Loan Agreement to include a $2.0 million equipment line of credit (the “Loan”). Borrowings under the Loan could be made for eligible equipment purchases through December 31, 2009. The Loan is secured by substantially all assets of the Company, except the Company’s intellectual property. The Loan also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions, and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio (as defined in the loan agreement) and minimum quarterly revenue targets. The Loan is due in 36 equal monthly payments of principal, plus accrued interest, at an annual rate of 7.50% through December 31, 2012. During the year ended December 31, 2009 the Company made borrowings under the Loan totaling $1.4 million.

In April 2010, the Company amended the Loan and increased the available borrowings to an additional $4.0 million for equipment purchases made during 2010. Each advance is payable over 36 months at a fixed annual interest rate of 7.25%. During the year ended December 31, 2010, the Company made borrowings under the Loan totaling $2.9 million.

In June 2011, the Company again amended the Loan and increased the available borrowings to an additional $4.0 million for equipment purchases made through March 31, 2012. Each advance is payable over 36 months at a fixed rate of 6.00%. As of March 31, 2012, the Company had outstanding borrowings under the Loan of $3.9 million.

At March 31, 2012 and December 31, 2011, the outstanding balance under the Loan was $4.7 million and $4.0 million, respectively.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases—In May 2010, the Company entered into an operating lease for approximately 32,000 square feet of office space for its Burlington, Massachusetts corporate headquarters that expires in July 2017. In January 2012, the Company entered a sublease agreement for approximately 37,000 square feet of additional office space at its headquarters in Massachusetts. The sublease expires in October 2019, subject to an early termination option that may be exercised by the sub-landlord, in which case the Company would be required to vacate the premises no later than November 2015. The Company also has a six-year operating lease for approximately 8,000 square feet of office space in Germany that expires in January 2016.

During the three months ended March 31, 2012 and 2011, rent expense was $0.3 million and $0.2 million, respectively.

Hosting Services—The Company has agreements with third parties to provide co-location services for hosting operations, which typically have a term of 24 months. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability. All of these agreements expire by July 2013.

Litigation—In the ordinary course of business, the Company is involved in litigation incidental to its business, certain of which include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when it believes that a loss is both probable and reasonably estimable. On a quarterly basis, the Company reviews each of its legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of a loss. The Company’s management is not aware of any pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company. However, the outcome of legal matters is inherently unpredictable and subject to significant uncertainties.

7. CAPITALIZATION

On March 20, 2012, upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into 18,028,763 shares of common stock.

The following table summarizes the number of shares of redeemable convertible preferred stock for the three months ended March 31, 2012 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance as of December 31, 2011	3,171	$14,976	3,722	$18,158	5,388	$27,884	5,748	$26,585	$87,603
Accretion and dividends on preferred stock		171		220		375		406	1,172
Conversion of preferred stock into common stock	(3,171)	(15,147)	(3,722)	(18,378)	(5,388)	(28,259)	(5,748)	(26,991)	(88,775)

Balance as of March 31, 2012	—	$—	—	$—	—	$—	—	$—	$—

8. WARRANTS

In July 2008, in connection with the Company’s entry into the 2008 Loan Agreement (see Note 5), the Company issued a warrant to purchase shares of Series C Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase 23,092 shares of common stock at an exercise price of $3.90 per share. The warrant is exercisable at any time through its expiration in July 2018. So long as the warrant remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of other (expense) income. The Company recognized ($0.4) million and $2,000 of other (loss) income during the three months ended March 31, 2012 and 2011, respectively, for the change in the fair value of the warrant. At the time of conversion of the warrant upon the closing of the IPO, the fair value of the warrant was $0.5 million, which was reclassified as a component of additional paid-in capital. No portion of the warrant has been exercised as of March 31, 2012.

The following table includes the fair value of the warrant liability using the Black-Scholes option pricing model and the underlying assumptions used in the model (dollars in thousands):

	December 31, 2011	March 20, 2012 (Close of IPO)
Fair value of preferred stock warrant liability	$107	$533

Risk-free interest rate	1.45%	1.56%
Expected dividend yield	—	—
Expected term (in years)	6.5	6.25
Expected volatility	59.1%	57.4%

9. STOCK-BASED COMPENSATION PLANS

As of March 31, 2012, the Company had two stock-based compensation plans, the 2004 Stock Option and Grant Plan (“2004 Plan”), and the 2012 Stock Incentive Plan (“2012 Plan”). The 2012 Plan became effective upon the closing of the IPO. The 2012 Plan provides for the grant of incentive stock options to the Company’s employees and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Upon the effectiveness of the 2012 Plan, the Company ceased granting additional awards under the 2004 Plan. However, the 2004 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

Under the 2012 Plan, the Company may issue up to 5,220,968 shares of common stock pursuant to stock options and stock awards, which include (i) shares of common stock reserved for issuance under the 2004 Plan that remained available for issuance immediately prior to the closing of the IPO and (ii) shares of common stock subject to awards granted under the 2004 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period (generally the vesting period of the equity grant). The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of subscription revenue	$7	$6
Cost of service revenue	27	28
Sales and marketing	89	55
Research and development	46	327
General and administration	210	119

Total	$379	$535

Stock-based compensation cost for the three months ended March 31, 2012 and 2011 includes $29,000 and $0.3 million, respectively, related to restricted stock. The remaining expense for each period relates to stock options.

As of March 31, 2012, there was approximately $29.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2004 Plan and 2012 Plan, which is expected to be recognized over a weighted-average period of approximately three years.

Stock Options—The Company’s stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes information related to stock options outstanding as of March 31, 2012 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Exercisable—March 31, 2012	2,031	$1.31	6.86	$57,887
Options vested and expected to vest—March 31, 2012	4,395	$7.35	7.93	$99,999

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.

The Black-Scholes model assumptions for the period set forth below are as follows:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.35%	2.6%
Expected dividend yield	—	—
Expected term (in years)	6	6
Expected volatility	57.1%	58.8%

The risk-free interest rate assumption was based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life for employee options reflects the application of the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The simplified method has been used since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of the Company’s life. The expected life of options granted to nonemployees is equal to the remaining contractual term as of the measurement date. The Company bases its estimate of expected volatility using volatility data from comparable public companies in similar industries and markets due to the Company’s limited historical data in the public market.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two or four-year period and upon vesting the Company issues shares of common stock.

The following table summarizes information relating to stock-based awards granted and exercised (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Weighted average fair value of restricted stock granted	$31.45	$—
Weighted average fair value of options granted	16.91	1.93
Aggregate intrinsic value of options exercised	1,852	820
Cash proceeds received upon exercise of options	370	485

10. INCOME TAXES

The Company’s income tax provision for the first quarter of fiscal 2012 and 2011 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at March 31, 2012 and December 31, 2011.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, all tax years 2004 through 2011 remain subject to examination by federal and most state tax authorities due to the Company’s net operating loss carryforwards. In the Company’s German and United Kingdom foreign jurisdictions, the 2008, 2009, 2010, and 2011 tax years remain subject to examination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our solution; our ability to service those customers effectively and induce them to renew and upgrade their deployments of our solution; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing e-commerce needs or new technologies generally by us and our competitors; continued acceptance of software-as-a-service, or SaaS, as an effective method for delivering e-commerce solutions and other applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solution and alternatives to our solution, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in this Item 2, in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q and in our other reports filed with the Securities and Exchange Commission, or SEC. We expressly disclaim any obligation to update the forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a leading provider of SaaS e-commerce solutions that enable companies to easily design, implement and manage their own customized e-commerce sites, including websites, mobile applications and other digital storefronts. Our customers use our highly scalable and integrated Demandware Commerce platform to create a seamless brand experience for consumers across all digital touch points worldwide.

We sell subscriptions to our on-demand software and related services through both a direct sales force and indirect channels. Our current customers consist of retailers and branded consumer product manufacturers that operate principally in the following vertical markets: apparel, general merchandise, health & beauty, home & garden, sporting goods and other vertical categories.

We derive most of our revenue from subscriptions to our on-demand platform and related services. Subscription fees are based on a variable revenue share pricing model, whereby our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. If a customer processes more gross revenue than their committed minimum level, then the customer is required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion is recorded in the fourth quarter. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Customer contracts are generally non-cancellable for a minimum period that is typically three years and ranges from one year to seven years.

Subscription revenue is driven primarily by the number of customers we have, the number of e-commerce sites they operate on our platform, the contracted minimum value of our subscription agreements and the gross revenue generated from our customers in excess of their committed minimum levels. To date, revenue generated by our customers’ traditional web e-commerce sites has been the primary driver of our subscription revenue. However, we believe that our multi-channel capabilities, including mobile, social and other web channels, have been and will continue to be important factors in our new customers’ purchasing decisions.

We derive our services revenue from the implementation of our customers’ e-commerce sites, which includes the integration of complementary technologies and adaptation to back-end systems and/or business processes and the configuration and deployment of the site. We also provide training services for individuals who are part of the implementation, maintenance and optimization teams of our customers. In general, it takes from four to six months to implement a new customer e-commerce site on our platform. Incremental e-commerce sites for a customer, including for additional brands or geographies, can be implemented in less than one month either by us, our partners, or the customers themselves.

Deferred revenue primarily consists of the unearned portion of billed services fees and fees for our on-demand software. As we invoice nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a reliable indicator of our future subscription revenue.

We believe the large and growing market for SaaS e-commerce solutions will provide us with significant growth opportunities. As e-commerce transactions continue to account for a greater proportion of all retail sales, we believe that retailers and branded consumer product manufacturers will continue to enhance the performance and functionality of their e-commerce sites, increase their number of e-commerce sites and expand their online presence to encompass multiple digital channels. Just as companies have increasingly chosen SaaS solutions as an attractive alternative to costly and inflexible on-premise solutions for their enterprise-wide applications, we believe that retailers and branded consumer product manufacturers will increasingly adopt SaaS solutions for their e-commerce needs.

We are focused on growing our business by pursuing the significant market opportunity for SaaS e-commerce solutions. We plan to grow our revenue by adding new customers and helping our existing customers increase their revenue processed on our platform by taking full advantage of the functionality of Demandware Commerce, by increasing the number of e-commerce sites deployed by them and by extending their online presence across multiple channels, including mobile phones, social networks, call centers and in-store kiosks. We also plan to expand our customer base to include industry sectors, customer segments and geographic regions beyond those which we currently serve, including small- and medium-size businesses.

Initial Public Offering

In March 2012, we closed our initial public offering, or IPO, of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. All outstanding shares of our redeemable convertible preferred stock converted to 18,028,763 shares of common stock at the closing of the IPO. Our shares are traded on the New York Stock Exchange. We received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions but before offering expenses of $3.1 million. Offering expenses at December 31, 2011 of $1.7 million were recorded in other non-current assets. These offering expenses, and additional expenses incurred from January 2012 through the closing of the IPO of approximately $1.4 million, have been recorded as additional paid-in capital.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under “Basis of Presentation,” and we discuss other key metrics below.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of March 31, 2012, we had 110 customers.

Number of Customer E-commerce Sites

Since our customers generally operate more than one e-commerce site across various geographies and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of customer e-commerce sites using our solutions in a given quarter is an indicator of the growth of our business. As of March 31, 2012, our customers were operating 402 e-commerce sites on our platform.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our prospectus filed with the SEC on March 15, 2012 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies.

As of March 31, 2012, there have been no material changes to our critical accounting policies since December 31, 2011.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or JOBS Act, which was signed into law in April 2012, we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. See “Risk Factors – We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.”

Adopted Accounting Pronouncements

For information regarding recently adopted accounting pronouncements, refer to Note 1 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2012	2011
Results of Operations:
Revenue:
Subscription	$13,613	$9,324
Services	2,477	2,280

Total revenue	16,090	11,604
Cost of revenue:
Subscription	2,866	2,061
Services	2,553	2,305

Total cost of revenue	5,419	4,366

Gross profit	10,671	7,238
Operating expenses:
Sales and marketing	6,338	4,532
Research and development	3,471	2,477
General and administrative	2,705	1,270

Total operating expenses	12,514	8,279

Loss from operations	(1,843)	(1,041)
Other (expense) income, net	(274)	353

Loss before income taxes	(2,117)	(688)
Income tax expense	126	29

Net loss	$(2,243)	$(717)

Revenue and Metrics

Revenue

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Subscription revenue	$13,613	$9,324	$4,289	46.0%
Percentage of total revenue	84.6%	80.4%
Services revenue	$2,477	$2,280	$197	8.6%
Percentage of total revenue	15.4%	19.6%

Subscription revenue. Subscription revenue for the three months ended March 31, 2012 increased by $4.3 million, or 46.0%, compared to the three months ended March 31, 2011. The increase was driven primarily by an increase of $3.0 million in revenue from new customers and an increase of $1.3 million in revenue from existing customers through both organic site growth and the launch of additional e-commerce sites in the 2012 period. We had 110 customers and 402 e-commerce sites operating on our platform at March 31, 2012, an increase from 75 customers and 237 e-commerce sites operating on our platform at March 31, 2011. Revenue realized from overage fees increased from $2.5 million to $3.6 million, and represented 26.4% and 26.4% of subscription revenue, for the three months ended March 31, 2011 and 2012, respectively.

Services revenue. Services revenue for the three months ended March 31, 2012 increased by $0.2 million, or 8.6%, compared to the three months ended March 31, 2011. The increase was primarily driven by $0.6 million more in service revenue performed after our customers have launched on our platform compared to the 2011 period. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customers use of our e-commerce platform ratably over the estimated life of our customer base, which ranges between three and six years for revenue recognized in the 2012 period. Revenue from service engagements sold with the subscription declined $0.2 million in 2012 as the revenue recognition period of our earlier and higher priced projects were fully realized in 2011. Additionally, $0.3 million in revenues associated with fees received from participants attending our global customer conference were realized in the prior period. No similar revenue was recognized in the period ended March 31, 2012 because our 2012 global customer conference is scheduled to be held during the quarter ending June 30, 2012.

Cost of Revenue

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Cost of subscription revenue	$2,866	$2,061	$805	39.1%
Percentage of subscription revenue	21.1%	22.1%
Gross margin	78.9%	77.9%
Cost of services revenue	$2,553	$2,305	$248	10.8%
Percentage of services revenue	103.1%	101.1%
Gross margin	(3.1)%	(1.1%)

Cost of subscription revenue. Cost of subscription revenue for the three months ended March 31, 2012 increased by $0.8 million, or 39.1%, compared to the three months ended March 31, 2011. The increase was primarily attributable to $0.3 million of increased depreciation and maintenance expenses associated with equipment for our data centers and $0.2 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2012 period. In addition, we increased our headcount in our support and technical operations team by 42.1% in the 2012 period, growing from 19 employees at March 31, 2011 to 27 employees at March 31, 2012. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $0.3 million in the 2012 period.

Cost of services revenue. Cost of services revenue for the three months ended March 31, 2012 increased by $0.2 million, or 10.8%, compared to the three months ended March 31, 2011. The increase was primarily attributable to $0.4 million of increased personnel and related expenses due to increased client services headcount, offset by $0.2 million of decreased outside consulting expenses resulting from a decreased use of third-party contractors to assist our direct services implementation teams. The increases in headcount from 33 in the 2011 period to 39 in the 2012 period resulted from our expansion into new regions as well as an increase in the number of customer implementations conducted in the 2012 period versus the 2011 period. While we had more customers in the implementation phase during the three months ended March 31, 2012, we also had an approximate 5% decrease in total project hours compared to the three months ended March 31, 2011. This is due to a higher percentage of customers utilizing our partners for their implementations of e-commerce sites. Approximately 19% of current period implementations were performed directly by our client service team as opposed to through a partner, compared to 30% during the three months ended March 31, 2011. In addition to a higher percentage of customers utilizing partners for their implementations, we have experienced efficiencies within our direct implementations as more projects are completed. These efficiencies have resulted in fewer hours per project and, as a result, less support is required from third-party contractors on our direct services implementations.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Sales and marketing	$6,338	$4,532	$1,806	39.9%
Percentage of total revenue	39.4%	39.1%

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2012 increased by $1.8 million, or 39.9%, compared to the three months ended March 31, 2011. The increase was attributable to the expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 62 at March 31, 2011 to 97 at March 31, 2012, an increase of 56.5%. We added employees within our direct sales, business development and marketing organizations in both North America and Europe which contributed to $1.6 million of increased personnel and related expenses. In addition, commissions and sales bonuses increased by $0.4 million, or 61.8%, in the 2012 period as a result of an increase in new customers acquired during the 2012 period. These increases were partially offset by a reduction in marketing program expenses in the 2012 period. We hosted our global customer conference in the first quarter of 2011, and will host a similar global customer conference in the second quarter of 2012. As a result, our marketing program expenses were $0.4 million lower in the 2012 period. Finally, we incurred $0.1 million of increased travel and entertainment expenses and $0.1 million of increased allocated overhead costs such as rent, IT costs, and depreciation and amortization expenses incurred as a result of our growth.

Research and Development

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Research and development	$3,471	$2,477	$994	40.1%
Percentage of total revenue	21.6%	21.3%

Research and Development. Research and development expenses for the three months ended March 31, 2012 increased by $1.0 million, or 40.1%, compared to the three months ended March 31, 2011. The increase was attributable to investments made to enhance and improve the functionality of our e-commerce platform. We increased our engineering headcount by 16 employees, or 38.1%, in the 2012 period, which contributed to increased personnel and related expenses of $0.5 million. In addition, in the 2012 period, we supplemented our internal development efforts with third-party contractors in order to accelerate our development efforts. As a result, we incurred increased contractor costs of $0.4 million in the 2012 period. Finally, we incurred increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.1 million, relating to overall increased expenses to support our continued growth.

General and Administrative

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(dollars in thousands)
General and administrative	$2,705	$1,270	$1,435	113.0%
Percentage of total revenue	16.8%	10.9%

General and Administrative. General and administrative expenses for the three months ended March 31, 2012 increased by $1.4 million, or 113.0%, compared to the three months ended March 31, 2011. The increase was driven by increased employee-related costs and professional fees to support our growing business. We incurred increased personnel, consulting and related costs of $0.7 million and increased professional fees of $0.5 million for accounting, audit, legal and tax services incurred as a result of our transition from a private company to a public company and to support the expansion and growth of our business. Finally, we incurred $0.1 million of increased travel and entertainment expenses incurred as a result of our growth.

Other (Expense) Income

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(dollars in thousands)
Other (expense) income	$(274)	$353	$(627)	*
Percentage of total revenue	1.7%	3.0%

*	Because the change was from positive to negative, the percentage change is not calculable.

Other (Expense) Income. Other (expense) income for the three months ended March 31, 2012 decreased $0.6 million, from other income of $0.3 million in the 2011 period to other expense of $0.3 million in the 2012 period. The decrease was attributable to $0.2 million in foreign exchange gains related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2012 period compared to foreign exchange gains of $0.4 million in the 2011 period. In addition, during the 2012 period we incurred $0.4 million in other expense due to the increase in the fair value of our warrant. This increased expense was partially offset by other income related to a number of individually insignificant items.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$1,369	$1,593
Net cash used in investing activities	(1,538)	(243)
Net cash provided by financing activities	94,435	125
Effect of foreign exchange rate changes on cash and equivalents	47	81
Net increase in cash and equivalents	94,313	1,556

To date, we have financed our operations primarily through the sale of equity securities, including net cash proceeds from our IPO. In March 2012, we closed our initial public offering of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share. We raised approximately $94.1 million from our IPO, net of our underwriting discounts and commissions but before offering expenses of $3.1 million. At March 31, 2012, $0.6 million of expenses incurred in connection with the IPO have not been paid.

At March 31, 2012, our principal sources of liquidity were $109.3 million of cash and cash equivalents and amounts available under our loan and security agreement, or the 2008 Loan Agreement, with Silicon Valley Bank, as described below.

In June 2011, we amended the 2008 Loan Agreement and increased the available borrowings to an additional $4.0 million for equipment purchases made through March 31, 2012. Each advance is payable over 36 months at a fixed rate of 6.00%. As of March 31, 2012, we made borrowings under this line of $3.9 million.

In August 2011, we further amended the 2008 Loan Agreement to include a secured revolving credit facility of up to $5.0 million. Under the terms of the amendment, borrowing availability varies based upon eligible accounts receivable. The credit facility expires in August 2012, and borrowings bear interest at a variable annual rate of 0.75% above prime rate. To date, we have not drawn down on our revolving credit facility.

The 2008 Loan Agreement is secured by substantially all of our assets, except our intellectual property. The 2008 Loan Agreement also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio (as defined in the 2008 Loan Agreement) and minimum quarterly revenue targets. We were in compliance with all such covenants at March 31, 2012.

We believe our current cash and cash equivalents, cash flow from operations, amounts available under the 2008 Agreement and net proceeds from our IPO will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Net cash provided by operating activities. Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our on-demand software and services and the amount and timing of customer payments. Cash provided by operations has historically resulted from net income driven by sales of subscriptions to our on-demand software and services and adjusted for non-cash expense items such as depreciation and amortization of property and equipment and stock-based compensation.

Our cash provided by operating activities during the three months ended March 31, 2012 was primarily due to our net loss of $2.2 million, adjusted for $1.5 million in non-cash expenses that included $0.8 million of depreciation and amortization, $0.4 million in stock-based compensation, and $0.4 million of expense due to the change in the fair market value of our warrant. Working capital sources of cash included a $1.2 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter from overage fees, and $2.7 million increase in deferred revenue due to more customers on our platform in 2012. These sources of cash were partially offset by $1.7 million decrease in accrued expenses and a $1.1 increase in prepaids and other assets.

Our cash provided by operating activities during the three months ended March 31, 2011 was primarily due to our net loss of $0.7 million, adjusted for $1.4 million in non-cash expenses that included $0.7 million of depreciation and amortization, $0.5 million in stock-based compensation and $0.1 million of deferred rent expense. Working capital sources of cash included a $1.4 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter from overage fees. This source of cash was partially offset by $0.3 million decrease in deferred revenue, due to fewer customers invoiced in advance of our second quarter compared to the calendar year beginning first fiscal quarter.

Net cash used in investing activities. Our primary investing activities have consisted of capital expenditures to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the three months ended March 31, 2012 and 2011, cash used in investing activities consisted of $1.5 million and $0.2 million, respectively, for purchases of property and equipment. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

Net cash provided by financing activities. Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in our data centers. As our business grows, we expect to continue to finance our capital expenditures through equipment debt vehicles.

For the three months ended March 31, 2012, cash provided by financing activities primarily consisted of $94.1 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities consisted of $0.4 million in proceeds from the exercise of stock options and $1.3 million in proceeds from a note payable in connection with the financing of property and equipment, partially offset by $0.6 million in payments in connection with our equipment debt obligations as well as $0.8 million in legal and audit fees associated with filing our registration statement.

For the three months ended March 31, 2011, cash provided by financing activities consisted of $0.5 million in proceeds from the issuance of our common stock in connection with stock option exercises, partially offset by $0.4 million in payments in connection with our equipment debt obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. At March 31, 2012, we had cash and cash equivalents of $109.3 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

At March 31, 2012, we had borrowings outstanding with principal amounts of $4.7 million. Our outstanding long-term borrowings consist of fixed interest rate financial instruments. The interest rate of our fixed rate borrowings ranges between 6.0% and 7.5%. The carrying amount of these long-term borrowings approximates fair value based on borrowing rates currently available to us. A hypothetical 10% increase or decrease in interest rates relative to interest rates at March 31, 2012 would not have a material impact on the fair values of all of our outstanding borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. Dollars, the Euro and British Pound Sterling. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2012 would have a 5% adverse impact on our total accounts receivable balance at March 31, 2012. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom and Germany. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 14 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced a net loss of $2.2 and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have been in existence since 2004, and much of our growth has occurred in recent periods. Our limited operating history may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed.

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from our largest customer could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three months ended March 31, 2012, our largest ten customers by revenue accounted for an aggregate of approximately 36% of our revenue, and our largest customer by revenue, neckermann.de, accounted for 12% of our revenue. While the percentage of our revenue from neckermann.de is trending down, if we were to lose neckermann.de or one or more of our other key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our e-commerce solutions to a small number of customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

The seasonality of our business creates significant variance in our quarterly revenue.

Our customers are retailers and branded consumer product manufacturers that typically realize a significant portion of their online sales in the fourth quarter of each year, specifically during the holiday season. As a result of this seasonal variation, our subscription revenue fluctuates, with additional fees in excess of committed annual levels, called overage fees, being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter.

We recognize revenue from customer subscriptions over the term of the subscription agreement and, therefore, a significant downturn in our business may not be immediately reflected in our operating results.

We recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but might negatively affect our revenue in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue may decline significantly in that quarter and subsequent quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations.

Our business is substantially dependent upon the continued growth of the market for on-demand software solutions.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our on-demand e-commerce solutions. As a result, widespread acceptance and use of the on-demand business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically run the applications on their hardware. Because many companies are generally predisposed to maintaining control of their information technology, or IT, systems and infrastructure, there may be resistance to the concept of accessing software functionality as a service provided by a third party. In addition, the market for on-demand software solutions is still evolving, and competitive dynamics may cause pricing levels to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their e-commerce needs. As a result, we may be forced to reduce the prices we charge for our solutions and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. If the market for on-demand software solutions fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our solutions, demand for our solutions and our revenue, gross margin and other operating results could be materially adversely affected.

We rely on a variable pricing model and any change in that model could adversely affect our financial results.

We have adopted a variable pricing model whereby we participate in a share of our customers’ gross revenue processed on our platform. This pricing model aligns our interests with those of our customers and reflects the need for us to expand our own processing and support infrastructure as activity on our customers’ e-commerce sites increases. All of our customer contracts are based on a variable pricing model. If customers were to demand a fixed pricing model that did not provide for variability based on their level of usage of our platform, our financial results could be adversely affected.

Our lengthy sales and implementation cycles make it difficult to predict our future revenue and causes variability in our operating results.

Our sales cycle can vary substantially from customer to customer, but typically requires six to nine months depending on the size and complexity of the opportunity. From the time a new contract is signed, four to six months are typically required to implement and launch an e-commerce site for a new customer. A number of factors influence the length and variability of our sales and implementation cycles, including, for example:

•	the need to educate potential customers about the uses and benefits of our solutions;

•	the relatively long duration of the commitment customers make in their agreements with us;

•	the discretionary nature of potential customers’ purchasing and budget cycles and decisions;

•	the competitive nature of potential customers’ evaluation and purchasing processes;

•	evolving e-commerce needs and functionality demands of potential customers;

•	announcements or planned introductions of new products by us or our competitors; and

•	lengthy purchasing approval processes of potential customers.

Lengthy sales and implementation cycles make it difficult to predict the quarter in which revenue from a new customer may first be recognized. We may incur significant sales and marketing expenses in anticipation of selling our products, and if we do not achieve the level of revenue we expected, our operating results will suffer and our stock price may decline. Further, our potential customers frequently need to obtain approvals from multiple decision makers before making purchase decisions. Delays in our sales or implementation cycles could cause significant variability in our revenue and operating results for any particular period.

If we are unable to retain our existing customers, our revenue and results of operations would be adversely affected.

We sell our solutions pursuant to agreements that are generally three years in duration. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services, renew on less favorable terms or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

Security and privacy breaches may hurt our business.

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our, our customers’ or our partners’ security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to customer data, our reputation will be damaged, our business may suffer and we could incur significant liability.

Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and customers. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a high profile security breach occurs with respect to another software-as-a-service, or SaaS, provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

Our business and operations have experienced rapid growth and organizational change in recent periods, which has placed, and may continue to place, significant demands on our management and infrastructure. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Failure to effectively maintain and expand our direct sales teams and develop and expand our indirect sales channel will impede our growth.

We will need to continue to expand our sales and marketing infrastructure in order to grow our customer base and our business. Identifying, recruiting and training these sales and marketing personnel will require significant time, expense and attention. Our business will be seriously harmed and our financial resources will be wasted if our efforts to expand our direct and indirect sales channels do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if our new direct sales personnel are unable to achieve expected productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business.

The global recession and related credit crisis may continue to adversely affect our business and results of operations.

The U.S. and other global economies have experienced a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions, and there is no certainty that economic conditions will not deteriorate further. These uncertainties may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and retailers to postpone spending, which may cause our customers to decrease or delay their purchases of our solutions. In addition, the inability of consumers to obtain credit could negatively affect our revenue. Financial difficulties experienced by third parties with whom we have entered relationships and upon whom we depend in order to grow our business could detract from the quality or timeliness of the products or professional services they provide to us, which could adversely affect our reputation and relationships with our customers.

If the current uncertain economic conditions continue or further deteriorate, we could be required to record charges relating to restructuring costs or the impairment of assets, and our business and results of operations could be materially adversely affected.

We are dependent upon consumers’ willingness to use the internet for commerce.

Our success depends upon the general public’s continued willingness to use the internet as a means to purchase goods, communicate, and conduct and research commercial transactions. If consumers became unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to users’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be materially adversely affected.

Even if demand for e-commerce products and services increases generally, there is no guarantee that demand for SaaS solutions like ours will increase to a corresponding degree.

For our customers and potential customers to be willing to invest in our e-commerce solutions, the internet must continue to be accepted and widely used for commerce and communication. If e-commerce does not grow or grows more slowly than expected, then our future revenue and profits may not meet our expectations or those of analysts. The widespread adoption of our solutions depends not only on strong demand for e-commerce products and services generally, but also for products and services delivered via a SaaS business model in particular. Many companies continue to rely primarily or exclusively on traditional means of commerce that are not internet-based and may be reluctant to change their patterns of commerce. Even if such companies do adopt e-commerce solutions, it is unclear whether they will desire e-commerce solutions like ours. As a result, we cannot assure you that our SaaS e-commerce solutions will achieve and sustain the high level of market acceptance that is critical for the future success of our business.

If we fail to manage our SaaS hosting network infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our e-commerce solutions.

We have experienced significant growth in the number of users, transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our SaaS hosting network infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, particularly in the fourth quarter when we might experience significant increases in traffic on our customers’ e-commerce sites, our customers could experience service outages that may subject us to financial penalties and financial liabilities and result in customer losses. If our hosting infrastructure capacity fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.

If we fail to develop our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We may not be able to compete successfully against current and future competitors.

We face intense competition in the market for e-commerce applications and services, and we expect competition to intensify in the future. We have competitors with longer operating histories, larger customer bases and greater financial, technical, marketing and other resources than we do. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•	Potential customers may choose to develop e-commerce applications in-house, rather than paying for our solutions;

•

Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base and distribution network, adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products and services than we can;

•

Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and consolidation in our industry is likely to intensify. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share;

•	Current and potential competitors may offer software that addresses one, or a limited number, of e-commerce functions at a lower price point or with greater depth than our solutions; and

•	Software vendors could bundle e-commerce solutions or offer such products at a lower price as part of a larger product sale.

We cannot assure you that we will be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors enter into business combinations or alliances or raise additional capital and established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our business, results of operations and financial condition could be negatively impacted.

Mergers of or other strategic transactions by our competitors or our customers could weaken our competitive position or reduce our revenue.

If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solutions and limiting the number of consultants available to implement our solutions. In addition, we may lose customers that merge with or are acquired by companies using a competitor’s or an internally developed solution. Disruptions in our business caused by these events could reduce our revenue.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources as does integrating third-party content and technology. Some of the third parties that sell our solutions have the direct contractual relationships with our ultimate end-user customers, and therefore we risk the loss of such customers if the third parties fail to perform their obligations. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and may not have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solutions. In addition, these distributors and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors, and it is possible that they may not be able to devote the resources we expect to the relationship.

If we are unsuccessful in establishing or maintaining our relationships with these third parties, specifically with eCommera, NETRADA and PFSweb, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing internet-related products and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources.

In addition, in most instances, we have agreed to indemnify our customers against certain claims that our products infringe the intellectual property rights of third parties. We have received indemnification requests from many customers that have received letters from, or been sued by, non-practicing entities claiming infringement of patents owned by them. Most of those underlying claims, and the extent, if any, of our indemnification obligations, have not yet been resolved. Some of these patents are the subject of pending legal proceedings between the patent owners and one or more major companies engaged in e-commerce, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against us or our customers. Also, because the patent owners have asserted the same patents against multiple customers, an adverse resolution in the case of one customer could lead to adverse resolutions in the cases of other customers and such claims could potentially lead to greater exposure for us than for any single customer. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using products or services that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or

•	redesign those products or services to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect upon our business and financial results.

We could incur substantial costs in protecting our intellectual property from infringement, and any failure to protect our intellectual property could impair our business.

We seek to protect the source code for our proprietary software under a combination of patent, copyright and trade secrets law. However, because we make some of the source code available to some customers, third parties may be more likely to misappropriate it. Our policy is to enter into confidentiality agreements with our employees, consultants, vendors and customers and to control access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for someone to copy our software or other proprietary information without authorization or to develop similar software independently.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and have a material adverse effect on our business, operating results and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property, then our business, brand, operating results and financial condition could be materially harmed.

If our software products contain serious errors or defects, then we may lose revenue and market acceptance and may incur costs to defend or settle product liability claims.

Complex software applications such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by our customers, our current and future products may contain serious defects, which could result in lost revenue or a delay in market acceptance.

Since our customers use our products for critical business applications, such as e-commerce, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products.

Government and industry regulation of the internet is evolving and could directly restrict our business or indirectly affect our business by limiting the growth of e-commerce. Unfavorable changes in government regulation or our failure to comply with regulations could harm our business and operating results.

As e-commerce evolves, federal, state and foreign agencies have adopted and could in the future adopt regulations covering issues such as user privacy, content, and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render our business unprofitable. Our e-commerce solutions enable our customers to collect, manage and store a wide range of consumer data. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, or our customers may terminate their relationships with us.

In addition, although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the internet. The prohibition’s scope and the liability associated with a violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that legislation could expose companies involved in e-commerce to liability, which could limit the growth of e-commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth in web usage and decrease its acceptance as a medium of communications and commerce. Moreover, if future laws and regulations limit our customers’ ability to use and share consumer data or our ability to store, process and share data with our customers over the internet, demand for our solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

In addition, taxation of services provided over the internet or other charges imposed by government agencies or by private organizations for accessing the internet may also be imposed. Any regulation imposing greater fees for internet use or restricting information exchange over the internet could result in a decline in the use of the internet and the viability of internet-based services, which could harm our business and operating results.

We use a limited number of data centers to deliver our services. Any disruption of service at these facilities could harm our business.

We manage our services and serve all of our customers from a limited number of third-party data center facilities. While we engineer and architect the actual computer and storage systems upon which our platform runs, which we call our grid computing points of delivery, or PODs, and deploy them to the data center facilities, we do not control the operation of these facilities.

The owners of our data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.

Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. At least one of our data facilities is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our sales and profitability.

The on-demand e-commerce market is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions, introduce new solutions and sell into new industry markets. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current solutions do not have. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be harmed.

We may experience difficulties with software development, industry standards, design, manufacturing or marketing that could delay or prevent our development, introduction or implementation of new solutions and enhancements. The introduction of new solutions by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing offerings could render our existing or future solutions obsolete.

If we are unable to successfully develop or acquire new e-commerce capabilities and functionality, enhance our existing solutions to anticipate and meet customer preferences or sell our solutions into new markets, our revenue and results of operations would be adversely affected.

Our long-term success depends, in part, on our ability to expand the sales of our e-commerce solutions to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We currently maintain offices and/or have sales personnel in Germany, France, the Netherlands, the United Kingdom, Canada and China, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements, tariffs, and other barriers;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations and differing employer/employee relationships;

•	fluctuations in exchange rates that may increase the volatility of our foreign based revenue;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

These factors may cause our international costs of doing business to exceed our comparable domestic costs. Operating in international markets also requires significant management attention and financial resources. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition as a whole.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Euros and British pound sterling and, may in the future, have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in Euros and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.

Our solutions are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our solutions must be made in compliance with these laws. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being shipped or provided to U.S. sanctions targets, our solutions and services could be shipped to those targets or provided by our distributors despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.

Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.

A portion of the technologies licensed by us incorporate so-called “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products.

We rely on third-party software, including server software and licenses from third parties to use patented intellectual property that is required for the development of our solutions, which may be difficult to obtain or which could cause errors or failures of our solutions.

We rely on software licensed from or hosted by third parties to offer our solutions. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our solutions which could harm our business.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting and, as part of that documentation and testing, identifying areas for further attention and improvement. We have begun recruiting additional finance and accounting personnel with certain skill sets that we will need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our service to new and existing customers.

We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.

Although we have no ongoing negotiations or current agreements or commitments for any acquisitions, our business strategy may include acquiring complementary services, technologies or businesses. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

Any of these risks could harm our business and operating results.

The loss of key personnel or an inability to attract and retain highly skilled personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, such as our president and chief executive officer, our chief financial officer, our executive vice president, field operations and our chief technology officer. These key employees may terminate employment with us at any time with no advance notice. The replacement of these officers likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.

We face intense competition for qualified individuals from numerous technology, software and manufacturing companies. For example, our competitors may be able to attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete would decrease, our operating results would suffer and our revenue would decrease. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose customers or increase operating expenses as the attention of our remaining senior managers is diverted to recruit replacements for the departed key employees.

Because we recognize costs of services as they are incurred and we recognize related services revenue for subscriptions and services sold in a single arrangement ratably, our gross margins may not be indicative of trends in our services business, which increases the difficulty of evaluating our future financial results.

When we sell subscriptions and services in a single arrangement, which is sometimes referred to as a multiple-element arrangement, we recognize the services revenue ratably over the longer of the related subscription term or the estimated expected life of the customer relationship. The current estimated expected life of our customer relationships ranges from three to six years. We continue to evaluate the length of the estimated expected life of our customer relationships as we gain more experience with customer renewals. A change in the estimated expected life of our customer relationship periods could result in the recognition of services revenue over a longer or shorter period of time than previously planned, making it difficult to forecast future results. Costs associated with providing these services are recognized as incurred, resulting in variability in our gross margins when costs and revenue are recorded in different periods.

During 2010 and prior years, when we sold services in a separate arrangement after a customer’s initial use of our e-commerce solution, we recognized revenue from those services as one unit of accounting together with the related subscription revenue ratably over the remaining term of the subscription agreement. Costs associated with providing these services were recognized as incurred, resulting in variability in our gross margins as costs and revenue were recorded in different periods. Under new revenue recognition guidance that we adopted on January 1, 2011, we recognize revenue from services sold, or materially modified, together with the costs associated with providing the services, as the services are provided. This will result in our future services revenue being recognized over differing periods, which may make our operating results more difficult to understand and less indicative of trends in our services business.

Risks Related to Tax Matters

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct operations world-wide through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience a change in ownership, or if taxable income does not reach sufficient levels.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future and subsequent shifts in our stock ownership. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes.

Risks Related To Our Common Stock

Failure to meet market expectations for our financial performance would likely adversely affect the market price of our stock.

The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of financial performance. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

•	factors affecting our existing customers’ gross revenue processed on our platform;

•	the extent to which our existing customers renew their subscriptions for our solutions and the timing and terms of those renewals;

•	the extent to which existing customers deploy or discontinue use of additional e-commerce sites on our platform;

•	the extent to which new customers are attracted to our solutions to satisfy their e-commerce needs;

•	the timing, committed subscription levels and revenue share rates at which we enter into agreements for our solutions with new customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the number and size of new customers and the number and size of renewal customers in a particular period;

•	the mix of customers across small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	the financial condition and creditworthiness of our customers;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new solutions introduced by us;

•	the timing and success of current and new products and services introduced by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solutions;

•	our ability to manage our existing business and future growth, including increases in the number of customers on our platform, additional customer e-commerce sites and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•

various factors related to disruptions in our SaaS hosting network infrastructure, defects in our solutions, privacy and data security and exchange rate fluctuations, each of which is described elsewhere in these risk factors;

•	our ability to efficiently and cost effectively deploy new customer e-commerce sites on our platform; and

•	general economic, industry and market conditions.

If our stock price fluctuates, purchasers of our common stock could incur substantial losses.

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of e-commerce companies have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.

Risks Related to Reduced Reporting Requirements

We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will continue to be an emerging growth company until the earliest of (1) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year following the fifth anniversary of the date of our IPO, (3) the date on which we issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which we became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Sales

In March 2012, upon the closing of our initial public offering, all 54,086,305 shares of our then-outstanding preferred stock were automatically converted into 18,028,768 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act.

From January 2012 through March 2012, we issued an aggregate of 215,756 shares of our common stock to our employees, consultants and service providers upon the exercise of options under our 2004 Stock Option and Grant Plan, at exercise prices ranging from $0.60 to $5.25, for an aggregate exercise price of $370,397. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

From January 2012 through March 2012, pursuant the terms of our 2012 Stock Incentive Plan, we granted to our employees, consultants and other service providers (i) options to purchase an aggregate of 916,000 shares of our common stock, at an exercise price of $31.45, and (ii) rights to receive an aggregate of 452,540 shares of common stock upon the vesting of restricted stock. The issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

(b) Use of Proceeds

On March 15, 2012, we issued and sold 6,325,000 shares of common stock, including 825,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds to us of $101.2 million. All of the shares issued and sold in the IPO were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-1 (File No. 333-175595) as amended on March 12, 2012, which was declared effective by the SEC on March 14, 2012. The managing underwriters for the offering were Goldman, Sachs & Co. and Deutsche Bank Securities.

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $7.1 million and offering expenses totaling approximately $3.1 million, were approximately $91.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of March 31, 2012, we had not used any of those proceeds. We currently intend to use the proceeds for general corporate purposes as described in the prospectus for the offering. The remaining net offering proceeds have been invested into a money market account that invests in short-term, high-quality, fixed-income securities.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). At March 31, 2012, $0.6 million of expenses incurred in connection with the offering have not been paid.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMANDWARE, INC.

Date: May 11, 2012	By:	/s/ Scott J. Dussault

Scott J. Dussault
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation (1)

3.2		Amended and Restated By-Laws (1)

10.1		Demandware, Inc. 2012 Executive Sales Compensation Plan (2)

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35450), filed with the Securities and Exchange Commission on March 20, 2012.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35450), filed with the Securities and Exchange Commission on March 29, 2012.