Form 10-Q
period 2012-06-30
Demandware Inc
filed 2012-08-10
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 9, 2012, the registrant had 29,089,817 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$84,737	$14,939
Investments in marketable securities	25,305	0
Accounts receivable—net of allowance for doubtful accounts and credit memos of $90 and $117 at June 30, 2012 and December 31, 2011, respectively	14,595	16,930
Prepaid expenses and other current assets	3,299	1,878

Total current assets	127,936	33,747
Property and equipment, net	9,326	6,404
Other assets	1,090	2,735

Total assets	$138,352	$42,886

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of notes payable	$3,672	$2,098
Accounts payable	2,740	1,884
Accrued expenses	7,492	7,023
Deferred revenue	17,502	13,960
Deferred rent	109	57

Total current liabilities	31,515	25,022

Long-term liabilities:
Deferred revenue	13,079	12,210
Notes payable	3,425	1,882
Deferred rent	868	682
Preferred stock warrant liability	—	107

Total liabilities	48,887	39,903

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock, $0.01 par value per share—10,000 and 54,207 shares authorized at June 30, 2012 and December 31, 2011, respectively
Series A: 0 and 9,564 shares designated at June 30, 2012 and December 31, 2011, respectively; 0 and 3,171 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively (liquidation value of $14,994 at December 31, 2011)	—	14,976
Series B: 0 and 11,166 shares designated at June 30, 2012 and December 31, 2011, respectively; 0 and 3,721 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively (liquidation value of $18,172 at December 31, 2011)	—	18,158
Series C: 0 and 16,234 shares designated at June 30, 2012 and December 31, 2011, respectively; 0 and 5,388 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively (liquidation value of $27,901 at December 31, 2011)	—	27,884
Series D: 0 and 17,243 shares designated at June 30, 2012 and December 31, 2011, respectively; 0 and 5,748 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively (liquidation value of $26,667 at December 31, 2011)	—	26,585

Total redeemable convertible preferred stock	—	87,603

Stockholders’ equity (deficit):
Common stock, $0.01 par value per share—240,000 shares and 27,333 shares authorized at June 30, 2012 and December 31, 2011, respectively; 29,090 and 4,469 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	291	45
Additional paid in capital	165,695	—
Accumulated other comprehensive loss	(80)	(53)
Accumulated deficit	(76,441)	(84,612)

Total stockholders’ equity (deficit)	89,465	(84,620)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$138,352	$42,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Subscription	$15,198	$10,358	$28,811	$19,682
Services	3,162	2,494	5,639	4,774

Total revenue	18,360	12,852	34,450	24,456
Cost of revenue:
Subscription	3,040	2,308	5,906	4,369
Services	3,055	2,392	5,608	4,697

Total cost of revenue	6,095	4,700	11,514	9,066

Gross profit	12,265	8,152	22,936	15,390
Operating expenses:
Sales and marketing	9,568	4,771	15,906	9,303
Research and development	4,084	2,934	7,555	5,411
General and administrative	3,696	1,702	6,401	2,972

Total operating expenses	17,348	9,407	29,862	17,686

Loss from operations	(5,083)	(1,255)	(6,926)	(2,296)
Other (expense) income:
Interest income	46	3	47	5
Interest expense	(79)	(57)	(153)	(119)
Other (expense) income	(447)	156	(649)	569

Other (expense) income, net	(480)	102	(755)	455

Loss before income taxes	(5,563)	(1,153)	(7,681)	(1,841)
Income tax expense	70	26	196	55

Net loss	(5,633)	(1,179)	(7,877)	(1,896)
Accretion of redeemable convertible preferred stock	—	(1,319)	(1,172)	(2,638)

Net loss attributable to common stockholders	$(5,633)	$(2,498)	$(9,049)	$(4,534)

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.71)	$(0.49)	$(1.38)

Weighted average common shares outstanding, basic and diluted	29,068	3,496	18,598	3,285

Net loss	(5,633)	(1,179)	(7,877)	(1,896)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(42)	12	(21)	41
Unrealized loss on marketable securities	(6)	—	(6)	—

Comprehensive loss	$(5,681)	$(1,167)	$(7,904)	$(1,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,877)	$(1,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,540	1,400
Loss on disposal of property and equipment	—	86
Re-measurement of preferred stock warrant liability	426	(3)
Provision for credit memos	33	—
Stock-based compensation	2,613	860
Deferred rent expense	238	267
Other non-cash reconciling items	28	84
Changes in operating assets and liabilities:
Accounts receivable	2,302	25
Prepaid expenses and other current assets	(874)	(219)
Other long-term assets	104	—
Accounts payable	867	(388)
Accrued expenses	275	934
Deferred revenue	4,411	(589)

Net cash provided by operating activities	4,086	561

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,156)	(2,935)
Purchase of marketable securities	(25,319)	—
Proceeds from sale of property and equipment	—	26
Increase in restricted cash and other assets	(165)	(43)

Net cash used in investing activities	(28,640)	(2,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	94,116	—
Proceeds from exercise of stock options	403	1,212
Deferred offering costs	(1,465)	—
Proceeds from issuance of notes payable	2,600	2,369
Payments of notes payable	(1,265)	(748)

Net cash provided by financing activities	94,389	2,833

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(37)	102

INCREASE IN CASH AND CASH EQUIVALENTS	69,798	544
CASH AND CASH EQUIVALENTS—Beginning of period	14,939	17,148

CASH AND CASH EQUIVALENTS—End of period	$84,737	$17,692

SUPPLEMENTARY INFORMATION:
Interest paid	$130	$109

Income taxes paid	$154	$74

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$88,775	$—
Conversion of preferred stock warrant to common stock warrant	$533	$—
Deferred offering costs included in accounts payable and accrued expenses	$140	$590
Purchase of property and equipment included in accounts payable and accrued expenses	$111	$—
Property and equipment acquired by assuming directly related liabilities	$1,212	$—
Assets acquired by assuming directly related liabilities	$549	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock $0.01 par value per share		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2011	4,469	$45	$—	$(53)	$(84,612)	$(84,620)
Stock-based compensation			2,613			2,613
Exercise of common stock options	239	2	401			403
Vesting of restricted stock	28	1	(1)			0
Accretion of preferred stock to redemption value			(17,220)		16,048	(1,172)
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,279	6,325	63	90,774			90,837
Conversion of redeemable convertible preferred stock into common stock	18,029	180	88,595			88,775
Reclassification of a warrant to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock			533			533
Net loss					(7,877)	(7,877)
Other comprehensive loss				(27)		(27)

BALANCE—June 30, 2012	29,090	$291	$165,695	$(80)	$(76,441)	$89,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview—Demandware, Inc. (the “Company”) provides software-as-a-service e-commerce solutions that enable companies to easily design, implement and manage their own customized e-commerce sites, including websites, mobile applications and other digital storefronts. The Company’s customers use its highly scalable and integrated Demandware Commerce platform to create a seamless brand experience for consumers across all digital touch points worldwide.

The Company sells subscriptions to its on-demand software and related services through both a direct sales force and indirect channels. The Company’s customers consist of retailers and branded consumer product manufacturers that operate principally in the following vertical markets: apparel, health and beauty, home and garden, sporting goods and general merchandise.

The Company’s headquarters are located in Burlington, Massachusetts.At June 30, 2012 the Company had five wholly owned subsidiaries: Demandware Securities Corporation, Demandware GmbH, Demandware UK Limited, Demandware SARL and Demandware Hong Kong Limited. In July 2012, the Company completed formation of Demandware E-Commerce (Shanghai) Limited, a wholly owned subsidiary of Demandware Hong Kong Limited.

Initial Public Offering—In March 2012, the Company closed its initial public offering (“IPO”) of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. All outstanding shares of the Company’s redeemable convertible preferred stock converted to 18,028,763 shares of common stock at the closing of the IPO. The Company’s common stock is traded on the New York Stock Exchange under the symbol “DWRE”. The Company received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions, but before offering expenses of $3.3 million. Offering expenses at December 31, 2011 of $1.7 million were recorded as other non-current assets. These offering expenses, and additional expenses incurred from January 2012 through the completion of the IPO of approximately $1.6 million, have been reclassified as additional paid-in capital.

Basis of Presentation and Significant Accounting Policies—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2011. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for any other interim period or for the entire fiscal year.

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

Investments in Marketable Securities—The Company’s investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be sold during the normal operating cycle of the business. As of June 30, 2012, $25.3 million of the Company’s investments were marketable debt securities.

Recent Accounting Pronouncements—Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Stock Split—On February 9, 2012, the Company’s Board of Directors and stockholders approved a 1-for-3 reverse stock split of the Company’s common stock, which was effected on March 1, 2012. All references to shares in the financial statements and the accompanying notes, including but not limited to number of shares, per share amounts, share prices and exercise prices, have been adjusted, on a retroactive basis, to reflect the 1-for-3 reverse stock split.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The Company calculates basic and diluted net loss per common share by dividing the net loss adjusted for the dividend on the previously authorized, issued and outstanding redeemable convertible preferred stock by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s previously authorized, issued and outstanding redeemable convertible preferred stock are participating securities as defined under the authoritative guidance, but are excluded from the earnings per share calculation at June 30, 2011 as they did not have an obligation to share or fund in the Company’s net losses.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Options to purchase common stock	4,793	4,821	4,374	4,925
Unvested restricted stock	474	—	237	—
Warrant	23	23	23	23
Redeemable convertible preferred stock	—	18,028	—	18,028

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(5,633)	$(1,179)	$(7,877)	$(1,896)
Accretion of redeemable convertible preferred stock	—	(1,319)	(1,172)	(2,638)

Net loss attributable to common stockholders	$(5,633)	$(2,498)	$(9,049)	$(4,534)

Denominator:
Weighted average common shares outstanding, basic and diluted	29,068	3,496	18,598	3,285

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.71)	$(0.49)	$(1.38)

3. CASH EQUIVALENTS AND MARKETABLE SECURITIES

At June 30, 2012 and December 31, 2011, the Company held $75,971 and $5,357, respectively, of cash equivalents in money market funds whose carrying value approximates fair value.

A summary of the Company’s available-for-sale investments at June 30, 2012 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Marketable Securities:
U.S. government agency bonds	$23,258	$1	$(6)	$23,253
Corporate bonds	2,053	—	(1)	2,052

	$25,311	$1	$(7)	$25,305

The Company did not hold any available-for-sale investments at December 31, 2011.

The contractual maturity dates for the Company’s available-for-sale securities that are classified as marketable securities in the condensed consolidated balance sheets are one year or less from the respective balance sheet dates.

4. FAIR VALUE MEASUREMENTS

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Amounts at FairValue	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Assets—cash equivalents	$5,357	$5,357	$—	$—
Liabilities—preferred stock warrant liability	$107	$—	$—	$107

At June 30, 2012
Assets—cash equivalents	$75,971	$75,971	$—	$—
Assets—marketable securities	$25,305	$—	$25,305	$—

When developing fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets.

The valuation technique used to measure fair value for the Company’s Level 3 assets and liabilities, which consists of the preferred stock warrant liability, is the Black-Scholes model (see Note 9).

A rollforward of the fair value measurements of the preferred stock warrant liability categorized with Level 3 inputs for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance beginning of period	$—	$56	$107	$58
Change in fair value of warrant liability	—	(1)	426	(3)
Reclassification of a warrant liability to equity	—	—	(533)	—

Balance end of period	$—	55	$—	55

5.	PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Computer equipment	$13,282	$10,492
Purchased software, including internal use software	4,050	2,613
Leasehold improvements, including construction in progress	242	217
Office furniture	828	655

Property and equipment—at cost	18,402	13,977
Less accumulated depreciation and amortization	(9,076)	(7,573)

Property and equipment—net	$9,326	$6,404

Depreciation and amortization expense for the three and six months ended June 30, 2012 was $0.8 million and $1.5 million, respectively, and for the for the three and six months ended June 30, 2011 was $0.7 million and $1.4 million, respectively.

6. DEBT

Line of Credit—The Company’s loan and security agreement (“2008 Loan Agreement”) provided a secured revolving credit facility of up to $5.0 million (the “Revolving Credit Facility”). Under the terms of the agreement, borrowing availability varied based upon eligible accounts receivable. Borrowings were collateralized by substantially all of the assets of the Company and bear interest at a variable rate of 0.75% above prime rate. The Revolving Credit Facility was terminated by the Company in June 2012 at the Company’s request pursuant to the terms of the 2008 Loan Agreement.

In connection with the Company’s entry into the 2008 Loan Agreement, the Company issued a warrant to purchase 23,092 shares of its Series C Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase shares of the Company’s common stock at an exercise price of $3.90 per share, that expires in July 2018 (see Note 9).

Equipment Notes Payable—In May 2009, the Company amended the 2008 Loan Agreement to include a $2.0 million equipment line of credit (the “Loan”). Borrowings under the Loan could be made for eligible equipment purchases through December 31, 2009. The Loan is secured by substantially all assets of the Company, except the Company’s intellectual property. The Loan also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions, and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio (as defined in the 2008 Loan Agreement) and minimum quarterly revenue targets. The Loan is payable in 36 equal monthly payments of principal, plus accrued interest, at an annual rate of 7.50% through December 31, 2012. During the year ended December 31, 2009 the Company made borrowings under the Loan totaling $1.4 million.

In April 2010, the Company amended the Loan and increased the available borrowings by an additional $4.0 million for equipment purchases made during 2010. Each advance is payable over 36 months at a fixed annual interest rate of 7.25%. During the year ended December 31, 2010, the Company made borrowings under the Loan totaling $2.9 million.

In June 2011, the Company again amended the Loan and increased the available borrowings by an additional $4.0 million for equipment purchases made through March 31, 2012. Each advance is payable over 36 months at a fixed rate of 6.00%. In March 2012, the Company made borrowings under the Loan of $3.9 million.

In June 2012, the Company again amended the Loan and increased the available borrowings by an additional $3.0 million for equipment purchases to be made through March 31, 2013. Each advance is payable over 36 months at a fixed rate of 5.50%. In June 2012, the Company made borrowings under the Loan of $1.3 million.

At June 30, 2012 and December 31, 2011, the outstanding balance under the Loan was $5.3 million and $4.0 million, respectively. As of June 30, 2012, the Company had $1.7 million of available borrowings under the Loan for eligible equipment purchases through March 31, 2013.

The 2008 Loan Agreement is secured by substantially all of the Company’s assets, except its intellectual property. The 2008 Loan Agreement also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio (as defined in the 2008 Loan Agreement) and minimum quarterly revenue targets.

Software Financing— In May 2012, the Company entered into a $1.8 million agreement to finance the purchase of a perpetual software license and the related first year technical support (the “Software Finance Agreement”). The Software Finance Agreement is secured by the financed assets. The financed amount is due in 12 equal quarterly payments of principal, plus accrued interest, at an annual rate of 5.40% through April 1, 2015. As of June 30, 2012, the outstanding balance under the Software Finance Agreement was $1.8 million.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases—In May 2010, the Company entered into an operating lease for approximately 32,000 square feet of office space for its Burlington, Massachusetts corporate headquarters that expires in July 2017. In January 2012, the Company entered a sublease agreement for approximately 37,000 square feet of additional office space at its headquarters in Massachusetts. The sublease expires in October 2019, subject to an early termination option that may be exercised by the sub-landlord, in which case the Company would be required to vacate the premises no later than November 2015. The Company also has a six-year operating lease for approximately 8,000 square feet of office space in Germany that expires in January 2016 and a nine-year operating lease for approximately 2,000 square feet of office space in France that expires in January 2021, but can be terminated by the Company before the start of the fourth or seventh year of the lease with six months prior written notice.

Rent expense for the three and six months ended June 30, 2012 was $0.6 million and $0.9 million, respectively, and for the for the three and six months ended June 30, 2011 was $0.2 million and $0.5 million, respectively.

Hosting Services—The Company has agreements with third parties to provide co-location services for hosting operations, which typically have a term of 24 months. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability. All of these agreements expire by June 2014.

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

8. CAPITALIZATION

On March 20, 2012, upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into 18,028,763 shares of common stock.

The following table summarizes the number of shares of redeemable convertible preferred stock for the six months ended June 30, 2012 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance as of December 31, 2011	3,171	$14,976	3,722	$18,158	5,388	$27,884	5,748	$26,585	$87,603
Accretion and dividends on preferred stock		171		220		375		406	1,172
Conversion of preferred stock into common stock	(3,171)	(15,147)	(3,722)	(18,378)	(5,388)	(28,259)	(5,748)	(26,991)	(88,775)

Balance as of June 30, 2012	—	$—	—	$—	—	$—	—	$—	$—

9. WARRANTS

In July 2008, in connection with the Company’s entry into the 2008 Loan Agreement (see Note 6), the Company issued a warrant to purchase shares of its Series C Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase 23,092 shares of the Company’s common stock at an exercise price of $3.90 per share. The warrant is exercisable at any time through its expiration in July 2018. So long as the warrant remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of other (expense) income. The Company recognized ($0.4) million and $2,000 of other (loss) income through the six months ended June 30, 2012 and 2011, respectively, for the change in the fair value of the warrant. At the time of conversion of the warrant upon the closing of the IPO, the fair value of the warrant was $0.5 million, which was reclassified as a component of additional paid-in capital. No portion of the warrant has been exercised as of June 30, 2012.

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

10. STOCK-BASED COMPENSATION PLANS

As of June 30, 2012, the Company had two stock-based compensation plans, the 2004 Stock Option and Grant Plan (“2004 Plan”), and the 2012 Stock Incentive Plan (“2012 Plan”). The 2012 Plan became effective upon the closing of the IPO. The 2012 Plan provides for the grant of incentive stock options to the Company’s employees and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Upon the effectiveness of the 2012 Plan, the Company ceased granting additional awards under the 2004 Plan. However, the 2004 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

Under the 2012 Plan, the Company may issue up to 5,235,820 shares of common stock pursuant to stock options and stock awards, which include (i) shares of common stock reserved for issuance under the 2004 Plan that remained available for issuance immediately prior to the closing of the IPO and (ii) shares of common stock subject to awards granted under the 2004 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period (generally the vesting period of the equity grant). The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of subscription revenue	$56	$5	$62	$10
Cost of service revenue	230	21	259	51
Sales and marketing	589	54	678	109
Research and development	505	95	550	422
General and administration	854	150	1,064	268

Total	$2,234	$325	$2,613	$860

Stock-based compensation cost for the three months ended June 30, 2012 and 2011 includes $0.9 and $0.1 million, respectively, related to restricted stock. Stock-based compensation cost for the six months ended June 30, 2012 and 2011 includes $0.9 and $0.4 million, respectively, related to restricted stock. The remaining expense for each period relates to stock options.

As of June 30, 2012, there was approximately $29.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2004 Plan and 2012 Plan, which is expected to be recognized over a weighted-average period of approximately three years.

Stock Options—The Company’s stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes information related to stock options outstanding as of June 30, 2012 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Exercisable—June 30, 2012	2,287	$1.46	6.76	$50,848
Options vested and expected to vest—June 30, 2012	4,536	$7.98	7.75	$78,083

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.

The Black-Scholes model assumptions for the period set forth below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Risk-free interest rate	1.10%	2.53%	1.31%	2.6%
Expected dividend yield	—	—	—	—
Expected term (in years)	6	6	6	6
Expected volatility	56.8%	60.3%	57.1%	59.9%

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

The following table summarizes information relating to stock-based awards granted and exercised (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average fair value of restricted stock granted	$27.57	$—	$31.33	$—
Weighted average fair value of options granted	14.60	3.03	16.59	2.70
Aggregate intrinsic value of options exercised	606	3,080	2,459	3,900
Cash proceeds received upon exercise of options	33	726	403	1,212

11. INCOME TAXES

The Company’s income tax provisions for the three and six months then ended June 30, 2012 and 2011 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at June 30, 2012 and December 31, 2011.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our solution; our ability to service those customers effectively and induce them to renew and upgrade their deployments of our solution; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing e-commerce needs or new technologies generally by us and our competitors; continued acceptance of software-as-a-service, or SaaS, as an effective method for delivering e-commerce solutions and other applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solution and alternatives to our solution, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in this Item 2, in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q and in our other reports filed with the Securities and Exchange Commission, or SEC. We expressly disclaim any obligation to update the forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We sell subscriptions to our on-demand software and related services through both a direct sales force and indirect channels. Our customers consist of retailers and branded consumer product manufacturers that operate principally in the following vertical markets: apparel, general merchandise, health & beauty, home & garden, sporting goods and other vertical categories.

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

Initial Public Offering

In March 2012, we closed our initial public offering, or IPO, of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. All outstanding shares of our redeemable convertible preferred stock converted to 18,028,763 shares of common stock at the closing of the IPO. Our common stock is traded on the New York Stock Exchange. We received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions but before offering expenses of $3.3 million. Offering expenses at December 31, 2011 of $1.7 million were recorded in other non-current assets. These offering expenses, and additional expenses incurred from January 2012 through the completion of the IPO of approximately $1.6 million, have been recorded as additional paid-in capital.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under “Basis of Presentation,” and we discuss other key metrics below.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of June 30, 2012, we had 124 customers.

Number of Customer E-commerce Sites

Since our customers generally operate more than one e-commerce site across various geographies and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of customer e-commerce sites using our solutions in a given quarter is an indicator of the growth of our business. As of June 30, 2012, our customers were operating 445 e-commerce sites on our platform.

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

As of June 30, 2012, there have been no material changes to our critical accounting policies since December 31, 2011. During the three month period ended June 30, 2012, we invested certain of the proceeds from our initial public offering in marketable securities. Our accounting policy with respect to investments in marketable securities is described below.

Investments in Marketable Securities—Our investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When we determine that an other-than-temporary decline has occurred for debt securities that we do not then intend to sell, we recognize the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, we classify marketable securities as current or non-current based upon whether such assets are reasonably expected to be sold during the normal operating cycle of the business. As of June 30, 2012, $25.3 million of our investments are marketable debt securities. The unrealized gains on our short-term marketable securities were not significant for the six months ended June 30, 2012.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or JOBS Act, which was signed into law in April 2012, we meet the definition of an emerging growth company. We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. See “Risk Factors—We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.”

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Results of Operations:
Revenue:
Subscription	$15,198	$10,358	$28,811	$19,682
Services	3,162	2,494	5,639	4,774

Total revenue	18,360	12,852	34,450	24,456
Cost of revenue:
Subscription	3,040	2,308	5,906	4,369
Services	3,055	2,392	5,608	4,697

Total cost of revenue	6,095	4,700	11,514	9,066

Gross profit	12,265	8,152	22,936	15,390
Operating expenses:
Sales and marketing	9,568	4,771	15,906	9,303
Research and development	4,084	2,934	7,555	5,411
General and administrative	3,696	1,702	6,401	2,972

Total operating expenses	17,348	9,407	29,862	17,686

Loss from operations	(5,083)	(1,255)	(6,926)	(2,296)
Other (expense) income, net	(480)	102	(755)	455

Loss before income taxes	(5,563)	(1,153)	(7,681)	(1,841)
Income tax expense	70	26	196	55

Net loss	$(5,633)	$(1,179)	$(7,877)	$(1,896)

Revenue and Metrics

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
Subscription revenue	$15,198	$10,358	$4,840	46.7%	$28,811	$19,682	$9,129	46.4%
Percentage of total revenue	82.8%	80.6%			83.6%	80.5%
Services revenue	$3,162	$2,494	$6,680	26.8%	$5,639	$4,774	$865	18.1%
Percentage of total revenue	17.2%	19.4%			16.4%	19.5%

Subscription revenue. Subscription revenue for the three months ended June 30, 2012 increased by $4.8 million, or 46.7%, compared to the three months ended June 30, 2011. The increase was driven primarily by an increase of $3.4 million in revenue from new customers and an increase of $1.4 million in revenue from existing customers through both organic site growth and the launch of additional e-commerce sites in the 2012 period. We had 124 customers and 445 e-commerce sites operating on our platform at June 30, 2012, an increase from 78 customers and 253 e-commerce sites operating on our platform at June 30, 2011. Revenue realized from overage fees increased from $3.0 million to $4.1 million, and represented 29.1% and 26.9% of subscription revenue, for the three months ended June 30, 2011 and 2012, respectively.

Subscription revenue for the six months ended June 30, 2012 increased by $9.1 million, or 46.4%, compared to the six months ended June 30, 2011. The increase was driven primarily by an increase of $6.4 million in revenue from new customers and an increase of $2.7 million in revenue from existing customers through both organic site growth and the launch of additional e-commerce sites in the 2012 period. Revenue realized from overage fees increased from $5.5 million to $7.7 million, and represented 27.8% and 26.6% of subscription revenue, for the six months ended June 30, 2011 and 2012, respectively.

Services revenue. Services revenue for the three months ended June 30, 2012 increased by $0.7 million, or 26.8%, compared to the three months ended June 30, 2011. The increase was primarily driven by $0.6 million in revenues associated with fees received from sponsors of and participants attending our global customer conference during the quarter. In 2011, our global customer conference was held in the first quarter of the year. Additionally, we recognized $0.1 million in the quarter from our LINK partner membership program. No such fee-based membership program existed in 2011.

Services revenue for the six months ended June 30, 2012 increased by $0.9 million, or 18.1%, compared to the six months ended June 30, 2011. The increase was primarily driven by $0.6 million more in services performed after our customers launched their sites on our platform compared to the 2011 period. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customers use of our e-commerce platform ratably over the estimated life of our customer base, which ranges between three and six years for revenue recognized in the 2012 period. Revenue from service engagements sold with the subscription declined $0.2 million in 2012 as the revenue recognition period of our earlier and higher priced projects was completed in 2011. Additionally, fees received from sponsors of and participants attending our global customer conference increased $0.2 million during the same period of 2012 over 2011. Additionally, we recognized $0.2 million in the six months ended June 30, 2012 from our LINK partner membership program. No such fee-based membership program existed in 2011.

In July 2012, neckermann.de GmbH, or Neckermann, filed for insolvency. For the second quarter ended June 30, 2012, Neckermann accounted for approximately 10% of our revenue. We have collected in full all revenue from Neckermann recognized in the second quarter. Neckermann owes us approximately $0.2 million in fees for services delivered in the third quarter prior to the commencement of Neckermann’s insolvency proceedings.

We have reached an agreement with Neckermann and the preliminary insolvency administrator of Neckermann whereby Neckermann will prepay our base and certain other subscription fees on a bi-weekly basis during the balance of the third quarter as long as Neckermann continues to conduct its online retail business. The term of our Master Service Agreement with Neckermann ends on June 30, 2013. See “Risk Factors—We depend on a limited number of customers, one of which recently filed for insolvency, for a substantial portion of our revenue.”

Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
Cost of subscription revenue	$3,040	$2,308	$732	31.7%	$5,906	$4,369	$1,537	35.2%
Percentage of subscription revenue	20.0%	22.3%			20.5%	22.2%
Gross margin	80.0%	77.7%			79.5%	77.8%
Cost of services revenue	$3,055	$2,392	$663	27.7%	$5,608	$4,697	$911	19.4%
Percentage of services revenue	96.6%	95.9%			99.5%	98.4%
Gross margin	3.4%	4.1%			0.5%	1.6%

Cost of subscription revenue. Cost of subscription revenue for the three months ended June 30, 2012 increased by $0.7 million, or 31.7%, compared to the three months ended June 30, 2011. The increase was primarily attributable to $0.2 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $0.4 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2012 period. In addition, we increased our headcount in our support and technical operations team by 60.0% in the 2012 period, growing from 10 employees at June 30, 2011 to 16 employees at June 30, 2012. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $0.1 million in the 2012 period.

Cost of subscription revenue for the six months ended June 30, 2012 increased by $1.5 million, or 35.2%, compared to the six months ended June 30, 2011. The increase was primarily attributable to $0.5 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $0.6 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2012 period. In addition, we increased our headcount in our support and technical operations team by 60.0% in the 2012 period, growing from 10 employees at June 30, 2011 to 16 employees at June 30, 2012. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $0.3 million in the 2012 period.

Cost of services revenue. Cost of services revenue for the three months ended June 30, 2012 increased by $0.7 million, or 27.7%, compared to the three months ended June 30, 2011. The increase was primarily attributable to $0.5 million of increased personnel and related expenses due to increased client services headcount, as well as by $0.1 million of increased outside consulting expenses due to three large-scale customer implementations that where performed directly by our client service team during the current period. Due to the number of hours required for these implementations, we increased our use of third-party contractors to assist with these implementations. The increase in services headcount from 35 in the 2011 period to 43 in the 2012 period resulted from our expansion into new regions as well as an increase in the number of customer implementations conducted in the 2012 period versus the 2011 period. While we had more customers in the implementation phase during the three months ended June 30, 2012, we also had a higher percentage of customers utilizing our partners for their implementations of e-commerce sites. Approximately 25% of current period implementations were performed directly by our client service team as opposed to through a partner, compared to 40% during the three months ended June 30, 2011. Our increased use of partners to service our customer implementations has allowed us to enable more customers to launch sites on our platform while controlling our departmental costs.

Cost of services revenue for the six months ended June 30, 2012 increased by $0.9 million, or 19.4%, compared to the six months ended June 30, 2011. The increase was primarily attributable to $0.8 million of increased personnel and related expenses due to increased client services headcount due to our expansion into new regions and the increased number of customer implementations conducted in the 2012 period versus the 2011 period. During the six months ended June 30, 2012, we experienced an approximate 18% increase in the average headcount when compared to the six months ended June 30, 2011 While we experienced more than a 60% increase in the number of customers in the implementation phase during the six months ended June 30, 2012 when compared to the prior period, approximately 23% of the current period implementations were performed directly by our client service team as opposed to through a partner, compared to 39% during the six months ended June 30, 2011. Our increased use of partners to service our customer implementations has allowed us to enable more customers to launch sites on our platform while controlling our departmental costs.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
Sales and marketing	$9,568	$4,771	$4,797	100.5%	$15,906	$9,303	$6,603	71.0%
Percentage of total revenue	52.1%	37.1%			46.2%	38.0%

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2012 increased by $4.8 million, or 100.5%, compared to the three months ended June 30, 2011. The increase was attributable to the expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 63 at June 30, 2011 to 112 at June 30, 2012, an increase of 77.8%. We continued to add employees within our direct sales, business development and marketing organizations in both North America and Europe which contributed to $2.5 million of increased personnel and related expenses. In addition, commissions and sales bonuses increased by $0.9 million, or 78.3%, in the 2012 period as a result of an increase in new customers acquired during the 2012 period. Additionally, marketing program expenses increased $1.1 million in the 2012 period. We hosted our global customer conference in the second quarter of 2012. In 2011, the customer conference was held in the first quarter. Finally, we incurred $0.2 million of increased allocated overhead costs such as rent, information technology, or IT, costs, and depreciation and amortization expenses incurred as a result of our growth.

Sales and marketing expenses for the six months ended June 30, 2012 increased by $6.6 million, or 71.0%, compared to the six months ended June 30, 2011. The increase was attributable to the expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 63 at June 30, 2011 to 112 at June 30, 2012, an increase of 77.8%. We added employees within our direct sales, business development and marketing organizations in both North America and Europe which contributed to $4.1 million of increased personnel and related expenses. In addition, commissions and sales bonuses increased by $1.4 million, or 68.8%, in the 2012 period as a result of an increase in new customers acquired during the 2012 period. Additionally, marketing program expenses increased $0.7 million in the 2012 period. We incurred $0.3 million of increased allocated overhead costs such as rent, IT costs, and depreciation and amortization expenses incurred as a result of our growth.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
Research and development	$4,084	$2,934	$1,150	39.2%	$7,555	$5,411	$2,144	39.6%
Percentage of total revenue	22.2%	22.8%			21.9%	22.1%

Research and Development. Research and development expenses for the three months ended June 30, 2012 increased by $1.2 million, or 39.2%, compared to the three months ended June 30, 2011. The increase was attributable to investments made to enhance and improve the functionality of our e-commerce platform. We increased our engineering headcount by 13 employees, or 26.5%, in the 2012 period, which contributed to increased personnel and related expenses of $0.9 million. In addition, in the 2012 period, we supplemented our internal development efforts with third-party contractors in order to accelerate our development efforts. As a result, we incurred increased contractor costs of $0.2 million in the 2012 period. Finally, we incurred increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.1 million, relating to overall increased expenses to support our continued growth.

Research and development expenses for the six months ended June 30, 2012 increased by $2.1 million, or 39.6%, compared to the six months ended June 30, 2011. The increase was attributable to investments made to enhance and improve the functionality of our e-commerce platform. The increase in our engineering headcount by 13 employees, or 26.5%, in the 2012 period, contributed to increased personnel and related expenses of $1.4 million. In addition, in the 2012 period, we supplemented our internal development efforts with third-party contractors in order to accelerate our development efforts. As a result, we incurred increased contractor costs of $0.6 million in the 2012 period. Finally, we incurred increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.1 million, relating to overall increased expenses to support our continued growth.

General and Administrative

	Three Months Ended June,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
General and administrative	$3,696	$1,702	$1,994	117.2%	$6,401	$2,972	$3,429	115.4%
Percentage of total revenue	20.1%	13.2%			18.6%	12.2%

General and Administrative. General and administrative expenses for the three months ended June 30, 2012 increased by $2.0 million, or 117.2%, compared to the three months ended June 30, 2011. The increase was driven by increased employee-related costs and professional fees to support our growing business. We incurred increased personnel, consulting and related costs of $1.2 million, of which $0.7 million related to stock compensation expense, and increased professional fees of $0.6 million for accounting, audit, legal and tax services incurred as a result of our transition from a private company to a public company and to support the expansion and growth of our business. Additionally, our insurance expense increased $0.1 million over the prior period also a direct result of our transition from a private company to a public company. Finally, we incurred $0.1 million of increased computer and software expenses to help support our growing company.

General and administrative expenses for the six months ended June 30, 2012 increased by $3.4 million, or 115.4%, compared to the six months ended June 30, 2011. The increase was driven by increased employee-related costs and professional fees to support our growing business. We incurred increased personnel, consulting and related costs of $1.9 million, of which $0.8 million related to stock compensation expense, and increased professional fees of $1.1 million for accounting, audit, legal and tax services incurred as a result of our transition from a private company to a public company and to support the expansion and growth of our business. Additionally, our insurance expense increased $0.1 million over the prior period also a direct result of our transition from a private company to a public company. We also incurred $0.1 million of increased computer and software expenses to help support our growing company. Finally, we incurred $0.1 million of increased travel expenses as a result of our growth.

Other (Expense) Income

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2012	2011	$	%		2012	2011	$	%
	(dollars in thousands)
Other (expense) income	$(480)	$102	$(582)		*	$(755)	$455	$(1,210)		*
Percentage of total revenue	2.6%	0.8%				2.2%	1.9%

*	Because the change was from positive to negative, the percentage change is not calculable.

Other (Expense) Income. Other (expense) income for the three months ended June 30, 2012 decreased $0.6 million, from other income of $0.1 million in the 2011 period to other expense of $0.5 million in the 2012 period. The decrease was attributable to $0.4 million in foreign exchange losses related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2012 period compared to foreign exchange gains of $0.2 million in the 2011 period.

Other (expense) income for the six months ended June 30, 2012 decreased $1.2 million, from other income of $0.5 million in the 2011 period to other expense of $0.8 million in the 2012 period. The decrease was attributable to $0.2 million in foreign exchange losses related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2012 period compared to foreign exchange gains of $0.6 million in the 2011 period. In addition, during the 2012 period we incurred $0.4 million in other expense due to the increase in the fair value of our warrant.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$4,086	$561
Net cash used in investing activities	(28,640)	(2,952)
Net cash provided by financing activities	94,389	2,833
Effect of foreign exchange rate changes on cash and equivalents	(37)	102
Net increase in cash and equivalents	69,798	544

To date, we have financed our operations primarily through the sale of equity securities, including net cash proceeds from our IPO. In March 2012, we closed our initial public offering of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share. We raised approximately $94.1 million from our IPO, net of our underwriting discounts and commissions but before offering expenses of $3.3 million. At June 30, 2012, $0.1 million of expenses incurred in connection with the IPO have not been paid.

Our cash, cash equivalents and marketable securities totaled $110.0 million at June 30, 2012.

At June 30, 2012, our principal sources of liquidity were $84.7 million of cash and cash equivalents and $1.7 million of borrowings available for eligible equipment purchases under our 2008 Loan Agreement.

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

Our cash provided by operating activities during the six months ended June 30, 2012 was primarily due to our net loss of $7.9 million, adjusted for $4.9 million in non-cash expenses that included $1.5 million of depreciation and amortization, $2.6 million in stock-based compensation, $0.4 million of expense due to the change in the fair market value of our warrant and $0.2 million of deferred rent expense. Working capital sources of cash included a $4.4 million increase in deferred revenue due to more customers on our platform in 2012, a $1.1 million increase in accounts payable and accrued expenses due to a higher level of expenses consistent with the overall growth of our business, a $0.1 million decrease in other long-term assets, and a $2.3 million decrease in accounts receivable as we collected receivables recognized and invoiced for overage fees in the fourth quarter of 2011 during the first quarter of current year, and also experienced a reduction in the average collection period for our receivables during the six months ended June 30, 2012. These sources of cash were partially offset by a $0.9 increase in prepaids and other assets.

Our cash provided by operating activities during the six months ended June 30, 2011 was primarily due to our net loss of $1.9 million, adjusted for $2.7 million in non-cash expenses that included $1.4 million of depreciation and amortization, $0.9 million in stock-based compensation and $0.3 million of deferred rent expense. Additionally, our accrued expenses increased $0.9 million primarily due to legal fees associated with filing our registration statement, commissions owed due to new customer acquisition during the period, and other employee related costs. This source of cash was partially offset by $0.6 million decrease in deferred revenue from customers who were invoiced annually prior to the beginning of the fiscal year.

Net cash used in investing activities. Our primary investing activities have consisted of capital expenditures to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Since our initial public offering, we have also invested in marketable securities.

For the six months ended June 30, 2012, cash used in investing activities was $28.6 million, comprised primarily of $25.3 million for purchases of marketable securities, and $3.2 million for purchases of property and equipment. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

For the six months ended June 30, 2011, cash used in investing activities consisted of $2.9 million for purchases of property and equipment. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

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

For the six months ended June 30, 2012, cash provided by financing activities primarily consisted of $94.1 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities consisted of $0.4 million in proceeds from the exercise of stock options and $2.6 million in proceeds from a note payable in connection with the financing of property and equipment, partially offset by $1.3 million in payments in connection with our equipment debt obligations as well as $1.5 million in legal and audit fees associated with filing our registration statement.

For the six months ended June 30, 2011, cash provided by financing activities consisted of $1.2 million in proceeds from the issuance of our common stock in connection with stock option exercises as well as $2.4 million in proceeds from a note payable in connection with the financing of property and equipment, partially offset by $0.7 million in payments in connection with our equipment debt obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. After receiving our proceeds from our initial public offering, we have invested $76.0 million in money market funds with an average maturity of 49 days, classified as cash equivalents, and have purchased $25.3 million of U.S. government debt securities and corporate debt securities, classified as available-for-sale securities, with maturities ranging between three and twelve months. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash and cash equivalents and marketable securities consist of cash, money market funds, U.S. government debt securities and corporate debt securities. At June 30, 2012, we had cash and cash equivalents of $84.7 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. At June 30, 2012, we had purchased $25.3 million of U.S. government debt securities and corporate debt securities. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At June 30, 2012, we had borrowings outstanding with principal amounts of $7.1 million. Our outstanding long-term borrowings consist of fixed interest rate financial instruments. The interest rate of our fixed rate borrowings ranges between 5.5% and 7.5%. The carrying amount of these long-term borrowings approximates fair value based on borrowing rates currently available to us. A hypothetical 10% increase or decrease in interest rates relative to interest rates at June 30, 2012 would not have a material impact on the fair values of all of our outstanding borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. Dollars, the Euro and British Pound Sterling. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2012 would have a 5% adverse impact on our total accounts receivable balance at June 30, 2012. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, France and Germany. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 15 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced a net loss of $5.6 and $7.9 million for the three and six months ended June 30, 2012, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

We depend on a limited number of customers, one of which recently filed for insolvency, for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from our largest customer could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three and six months ended June, 2012, our largest ten customers by revenue accounted for an aggregate of approximately 36% and 36% of our revenue, respectively, and our largest customer by revenue, neckermann.de, accounted for 10% and 11% of our revenue, respectively. In July 2012, neckermann.de filed for insolvency. There can be no assurance that neckermann.de will continue to operate or continue to use or pay us for our services and if so, for how long. While the percentage of our revenue from neckermann.de has been trending down, if we were to lose neckermann.de or one or more of our other key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our e-commerce solutions to a small number of customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Euros, British pound sterling, Australian and Canadian dollars and may, in the future, have sales denominated in other foreign currencies. In addition, we incur a portion of our operating expenses in Euros and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

The global economic conditions may continue to adversely affect our business and results of operations.

The U.S., Europe, and other global economies have experienced a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in the level of unemployment and uncertainty about economic stability. Global credit and financial markets, including those in Europe, have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions, and there is no certainty that economic conditions will not deteriorate further. These uncertainties may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and retailers to postpone spending, which may cause our customers to decrease or delay their purchases of our solutions. In addition, the inability of consumers to obtain credit could negatively affect our revenue. Financial difficulties experienced by third parties with whom we have entered relationships and upon whom we depend in order to grow our business could detract from the quality or timeliness of the products or professional services they provide to us, which could adversely affect our reputation and relationships with our customers.

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

Although we have no current agreements or commitments for any acquisitions, our business strategy may include acquiring complementary services, technologies or businesses. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

(a) Recent Sales of Unregistered Securities

During the period between January 1, 2012 and March 19, 2012 (the date of the filing of our registration statement on Form S-8, File No. 333-180217), we issued an aggregate of 215,756 shares of common stock that were not registered under the Securities Act to our directors, officers, employees, and consultants pursuant to exercise of stock options for cash consideration with aggregate exercise proceeds of $0.4 million. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share book entry records issued in these transactions. All recipients had adequate access, through their relationship with us, to information about us.

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

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $7.1 million and offering expenses totaling approximately $3.3 million, were approximately $90.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of June 30, 2012, we had not used any of those proceeds. We currently intend to use the proceeds for general corporate purposes as described in the prospectus for the offering. The remaining net offering proceeds have been invested into money market funds, U.S. government debt securities and corporate debt securities.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). At June 30, 2012, $0.1 million of expenses incurred in connection with the offering have not been paid.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMANDWARE, INC.

Date: August 10, 2012	By:	/s/ Scott J. Dussault
Scott J. Dussault
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), and (v) Notes to Consolidated Financial Statements.

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