Form 10-Q
period 2012-09-30
Demandware Inc
filed 2012-11-09
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On November 6, 2012, the registrant had 29,717,276 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$71,886	$14,939
Short-term investments	37,021	0
Accounts receivable—net of allowance for doubtful accounts and credit memos of $434 and $117 at September 30, 2012 and December 31, 2011, respectively	15,634	16,930
Prepaid expenses and other current assets	3,691	1,878

Total current assets	128,232	33,747
Property and equipment, net	8,925	6,404
Other assets	1,010	2,735

Total assets	$138,167	$42,886

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of notes payable	$3,403	$2,098
Accounts payable	2,650	1,884
Accrued expenses	8,538	7,023
Deferred revenue	17,322	13,960
Deferred rent	118	57

Total current liabilities	32,031	25,022

Long-term liabilities:
Deferred revenue	13,393	12,210
Notes payable	2,897	1,882
Deferred rent	1,004	682
Preferred stock warrant liability	—	107

Total liabilities	49,325	39,903

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock, $0.01 par value per share—10,000 and 54,207 shares authorized at September 30, 2012 and December 31, 2011, respectively
Series A: 0 and 9,564 shares designated at September 30, 2012 and December 31, 2011, respectively; 0 and 3,171 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (liquidation value of $14,994 at December 31, 2011)	—	14,976
Series B: 0 and 11,166 shares designated at September 30, 2012 and December 31, 2011, respectively; 0 and 3,722 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (liquidation value of $18,172 at December 31, 2011)	—	18,158
Series C: 0 and 16,234 shares designated at September 30, 2012 and December 31, 2011, respectively; 0 and 5,388 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (liquidation value of $27,901 at December 31, 2011)	—	27,884
Series D: 0 and 17,243 shares designated at September 30, 2012 and December 31, 2011, respectively; 0 and 5,748 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively (liquidation value of $26,667 at December 31, 2011)	—	26,585

Total redeemable convertible preferred stock	—	87,603

Stockholders’ equity (deficit):
Common stock, $0.01 par value per share—240,000 shares and 27,333 shares authorized at September 30, 2012 and December 31, 2011, respectively; 29,623 and 4,469 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	296	45
Additional paid in capital	168,506	—
Accumulated other comprehensive loss	(48)	(53)
Accumulated deficit	(79,912)	(84,612)

Total stockholders’ equity (deficit)	88,842	(84,620)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$138,167	$42,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Subscription	$16,250	$11,220	$45,061	$30,902
Services	2,456	2,255	8,095	7,029

Total revenue	18,706	13,475	53,156	37,931
Cost of revenue:
Subscription	3,501	2,473	9,407	6,842
Services	2,990	2,958	8,598	7,655

Total cost of revenue	6,491	5,431	18,005	14,497

Gross profit	12,215	8,044	35,151	23,434
Operating expenses:
Sales and marketing	8,496	5,082	24,402	14,385
Research and development	3,935	2,934	11,490	8,345
General and administrative	3,350	1,526	9,751	4,498

Total operating expenses	15,781	9,542	45,643	27,228

Loss from operations	(3,566)	(1,498)	(10,492)	(3,794)
Other income (expense):
Interest income	50	2	97	7
Interest expense	(109)	(79)	(263)	(198)
Other income (expense)	193	(391)	(455)	178

Other income (expense), net	134	(468)	(621)	(13)

Loss before income taxes	(3,432)	(1,966)	(11,113)	(3,807)
Income tax expense	39	125	235	180

Net loss	(3,471)	(2,091)	(11,348)	(3,987)
Accretion of redeemable convertible preferred stock	—	(1,318)	(1,172)	(3,956)

Net loss attributable to common stockholders	$(3,471)	$(3,409)	$(12,520)	$(7,943)

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.80)	$(0.57)	$(2.20)

Weighted average common shares outstanding, basic and diluted	29,200	4,273	22,158	3,617

Net loss	$(3,471)	$(2,091)	$(11,348)	$(3,987)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21	(37)	—	4
Unrealized gain on marketable securities	11	—	5	—

Comprehensive loss	$(3,439)	$(2,128)	$(11,343)	$(3,983)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,348)	$(3,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,432	2,119
(Gain) loss on disposal of property and equipment	(3)	86
Re-measurement of preferred stock warrant liability	426	(5)
Stock-based compensation	4,802	1,143
Deferred rent expense	382	311
Other non-cash reconciling items	93	94
Changes in operating assets and liabilities:
Accounts receivable	1,296	(1,087)
Prepaid expenses and other current assets	(1,259)	(271)
Other long-term assets	182	(89)
Accounts payable	733	(63)
Accrued expenses	1,442	2,108
Deferred revenue	4,545	(211)

Net cash provided by operating activities	3,723	148

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,659)	(3,239)
Purchase of marketable securities	(46,577)	—
Sale and maturity of marketable securities	9,499	—
Proceeds from sale of property and equipment	—	26
Increase in restricted cash and other assets	(168)	(41)

Net cash used in investing activities	(40,905)	(3,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	94,116	—
Proceeds from exercise of stock options	1,030	1,568
Deferred offering costs	(1,561)	(1,089)
Proceeds from issuance of notes payable	2,757	2,570
Payments of notes payable	(2,219)	(1,316)

Net cash provided by financing activities	94,123	1,733

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6	(2)

INCREASE IN CASH AND CASH EQUIVALENTS	56,947	(1,375)
CASH AND CASH EQUIVALENTS—Beginning of period	14,939	17,148

CASH AND CASH EQUIVALENTS—End of period	$71,886	$15,773

SUPPLEMENTARY INFORMATION:
Interest paid	$213	$178

Income taxes paid	$191	$151

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$88,775	$—
Conversion of preferred stock warrant to common stock warrant	$533	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$521
Purchase of property and equipment included in accounts payable and accrued expenses	$95	$—
Property and equipment acquired by assuming directly related liabilities	$1,212	$—
Assets acquired by assuming directly related liabilities	$549	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock $0.01 par value per share		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2011	4,469	$45	$—	$(53)	$(84,612)	$(84,620)
Stock-based compensation	—	—	4,802	—	—	4,802
Exercise of common stock options	724	7	1,023	—	—	1,030
Vesting of restricted stock	56	1	(1)	—	—	—
Exercise of common stock warrant	20	—	—	—	—	—
Accretion of preferred stock to redemption value	—	—	(17,220)	—	16,048	(1,172)
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,279	6,325	63	90,774	—	—	90,837
Conversion of redeemable convertible preferred stock into common stock	18,029	180	88,595	—	—	88,775
Reclassification of a warrant to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock	—	—	533	—	—	533
Net loss	—	—	—	—	(11,348)	(11,348)
Other comprehensive income	—	—	—	5	—	5

BALANCE—September 30, 2012	29,623	$296	$168,506	$(48)	$(79,912)	$88,842

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

The Company sells subscriptions to its on-demand software and related services through a direct sales force and indirect channels. The Company’s customers consist of retailers and branded consumer product manufacturers that operate principally in the following vertical markets: apparel, health and beauty, home and garden, sporting goods and general merchandise.

The Company’s headquarters are located in Burlington, Massachusetts. At September 30, 2012 the Company had six subsidiaries: Demandware Securities Corporation, Demandware GmbH, Demandware UK Limited, Demandware SARL and Demandware Hong Kong Limited, each of which is wholly owned by the Company, and Demandware E-Commerce (Shanghai) Limited, a wholly owned subsidiary of Demandware Hong Kong Limited.

Initial Public Offering—In March 2012, the Company closed its initial public offering (“IPO”) of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. All outstanding shares of the Company’s redeemable convertible preferred stock converted to 18,028,763 shares of common stock at the closing of the IPO. The Company’s common stock trades on the New York Stock Exchange under the symbol “DWRE”. The Company received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions, but before offering expenses of $3.3 million. Offering expenses at December 31, 2011 of $1.7 million were recorded as other non-current assets. These offering expenses, and additional expenses incurred from January 2012 through the completion of the IPO of approximately $1.6 million, have been reclassified as additional paid-in capital.

Basis of Presentation and Significant Accounting Policies—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2011. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for any other interim period or for the entire fiscal year.

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

Cash Equivalents and Short-Term Investments—The Company considers all highly liquid investments maturing within 90 days from the date of purchase to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. As of September 30, 2012, $62.6 million of the Company’s cash equivalents were invested in money market funds, and $2.9 million in marketable debt securities.

Short-term investments in marketable securities are classified as available-for-sale and mature within twelve months from the date of purchase. The Company’s investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. As of September 30, 2012, $37.0 million of the Company’s short-term investments were marketable debt securities.

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

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The Company calculates basic and diluted net loss per common share by dividing the net loss adjusted for the dividend on the previously authorized, issued and outstanding redeemable convertible preferred stock by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s previously authorized, issued and outstanding redeemable convertible preferred stock are participating securities as defined under the authoritative guidance, but are excluded from the earnings per share calculation at September 30, 2011 as they did not have an obligation to share or fund in the Company’s net losses.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	4,431	4,074	4,488	4,074
Unvested restricted stock	445	—	307	—
Warrant	21	23	23	23
Redeemable convertible preferred stock	—	18,028	—	18,028

Basic and diluted net loss per share is calculated as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(3,471)	$(2,091)	$(11,348)	$(3,987)
Accretion of redeemable convertible preferred stock	—	(1,318)	(1,172)	(3,956)

Net loss attributable to common stockholders	$(3,471)	$(3,409)	$(12,520)	$(7,943)

Denominator:
Weighted average common shares outstanding, basic and diluted	29,200	4,273	22,158	3,617

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.80)	$(0.57)	$(2.20)

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At September 30, 2012 and December 31, 2011, the Company held $65,446 and $5,357, respectively, of cash equivalents whose carrying value approximates fair value.

A summary of the Company’s cash equivalents and short-term investments at September 30, 2012 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Cash Equivalents:
Money market funds	$62,569	$—	$—	$62,569
Certificates of deposit	997	—	—	997
Municipal securities	1,880	—	—	1,880

	$65,446	$—	$—	$65,446

Short-Term Investments:
U.S. government agency bonds	$16,255	$2	$0	$16,257
Corporate bonds	16,719	3	0	16,722
Certificate of deposit	4,042	—	0	4,042

	$37,016	$5	$0	$37,021

At December 31, 2011, the Company held $5,357 of cash equivalents in a money market fund whose carrying amount approximates fair value. The Company did not hold any short-term investments at December 31, 2011.

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the condensed consolidated balance sheets are one year or less from the respective balance sheet dates.

4. FAIR VALUE MEASUREMENTS

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Assets—Cash Equivalents-Money market funds	$5,357	$5,357	$—	$—
Liabilities—Preferred stock warrant liability	$107	$—	$—	$107

At September 30, 2012
Assets—Cash Equivalents:
Money market funds	$62,569	$62,569	$—	$—
Certificates of deposit	$997	$—	$997	$—
Municipal securities	$1,880	$—	$1,880	$—

Assets—Short-Term Investments:
U.S. government agency bonds	$16,257	$—	$16,257	$—
Corporate bonds	$16,722	$—	$16,722	$—
Certificate of deposit	$4,042	$—	$4,042	$—

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

A rollforward of the fair value measurements of the preferred stock warrant liability categorized with Level 3 inputs for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance beginning of period	$—	$55	$107	$58
Change in fair value of warrant liability	—	(2)	426	(5)
Reclassification of warrant liability to equity	—	—	(533)	—

Balance end of period	$—	53	$—	53

5. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Computer equipment	$13,536	$10,492
Purchased software, including internal use software	4,134	2,613
Leasehold improvements, including construction in progress	332	217
Office furniture	892	655

Property and equipment—at cost	18,894	13,977
Less accumulated depreciation and amortization	(9,969)	(7,573)

Property and equipment—net	$8,925	$6,404

Depreciation and amortization expense for the three and nine months ended September 30, 2012 was $0.9 million and $2.4 million, respectively, and for the three and nine months ended September 30, 2011 was $0.7 million and $2.1 million, respectively.

6. DEBT

Line of Credit—The Company’s loan and security agreement (the “2008 Loan Agreement”) provided a secured revolving credit facility of up to $5.0 million (the “Revolving Credit Facility”). Under the terms of the agreement, borrowing availability varied based upon eligible accounts receivable. Borrowings were collateralized by substantially all of the assets of the Company and bore interest at a variable rate of 0.75% above prime rate. The Revolving Credit Facility was terminated by the Company in June 2012 at the Company’s request pursuant to the terms of the 2008 Loan Agreement.

In connection with the Company’s entry into the 2008 Loan Agreement, the Company issued a warrant to purchase 23,092 shares of its Series C Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase shares of the Company’s common stock at an exercise price of $3.90 per share. The warrant was net exercised in September 2012 resulting in the issuance of 20,186 shares of common stock (see Note 9).

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

In June 2011, the Company again amended the Loan and increased the available borrowings by an additional $4.0 million for equipment purchases made through March 31, 2012. Each advance is payable over 36 months at a fixed rate of 6.00%. Through March 2012, the Company made borrowings under the Loan of $3.9 million.

In June 2012, the Company again amended the Loan and increased the available borrowings by an additional $3.0 million for equipment purchases to be made through March 31, 2013. Each advance is payable over 36 months at a fixed rate of 5.50%. Through September 2012, the Company made borrowings under the Loan of $1.5 million.

At September 30, 2012 and December 31, 2011, the outstanding balance under the Loan was $4.8 million and $4.0 million, respectively. As of September 30, 2012, the Company had $1.5 million of available borrowings under the Loan for eligible equipment purchases through March 31, 2013.

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

Software Financing—In May 2012, the Company entered into a $1.8 million agreement to finance the purchase of a perpetual software license and the related first year technical support (the “Software Finance Agreement”). The Software Finance Agreement is secured by the financed assets. The financed amount is due in 12 equal quarterly payments of principal, plus accrued interest, at an annual rate of 5.40% through April 1, 2015. As of September 30, 2012, the outstanding balance under the Software Finance Agreement was $1.5 million.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases—In May 2010, the Company entered into an operating lease for approximately 32,000 square feet of office space for its Burlington, Massachusetts corporate headquarters that expires in July 2017. In January 2012, the Company entered a sublease agreement for approximately 37,000 square feet of additional office space at its headquarters in Massachusetts. The sublease expires in October 2019, subject to an early termination option that may be exercised by the sub-landlord, in which case the Company would be required to vacate the premises no later than November 2015. The Company has two operating leases in Germany, each for approximately 8,000 square feet of office space, expiring in January 2016 and March 2018. Additionally, the Company has a nine-year operating lease for approximately 2,000 square feet of office space in France that expires in January 2021, but can be terminated by the Company before the start of the fourth or seventh year of the lease with six months prior written notice.

Rent expense for the three and nine months ended September 30, 2012 was $0.6 million and $1.5 million, respectively, and for the three and nine months ended September 30, 2011 was $0.2 million and $0.7 million, respectively.

Hosting Services—The Company has agreements with third parties to provide co-location services for hosting operations, which typically have a term of 24 months. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the hosting service provider provides certain guarantees of network availability. All of these agreements expire by July 2014.

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

The following table summarizes the number of shares of redeemable convertible preferred stock for the nine months ended September 30, 2012 (in thousands):

	Redeemable Convertible Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance as of December 31, 2011	3,171	$14,976	3,722	$18,158	5,388	$27,884	5,748	$26,585	$87,603
Accretion and dividends on preferred stock		171		220		375		406	1,172
Conversion of preferred stock into common stock	(3,171)	(15,147)	(3,722)	(18,378)	(5,388)	(28,259)	(5,748)	(26,991)	(88,775)

Balance as of September 30, 2012	—	$—	—	$—	—	$—	—	$—	$—

9. WARRANTS

In July 2008, in connection with the Company’s entry into the 2008 Loan Agreement (see Note 6), the Company issued a warrant to purchase shares of its Series C Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase 23,092 shares of the Company’s common stock at an exercise price of $3.90 per share. The warrant was exercisable at any time through its expiration in July 2018. So long as the warrant remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of other (expense) income. The Company recognized $(0.4) million and $5,000 of other (loss) income through the nine months ended September 30, 2012 and 2011, respectively, for the change in the fair value of the warrant. At the time of conversion of the warrant upon the closing of the IPO, the fair value of the warrant was $0.5 million, which was reclassified as a component of additional paid-in capital. The warrant was net exercised in September 2012 resulting in the issuance of 20,186 shares of common stock.

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

10. STOCK-BASED COMPENSATION PLANS

As of September 30, 2012, the Company had two stock-based compensation plans, the 2004 Stock Option and Grant Plan (the “2004 Plan”), and the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan became effective upon the closing of the IPO. The 2012 Plan provides for the grant of incentive stock options to the Company’s employees and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Upon the effectiveness of the 2012 Plan, the Company ceased granting awards under the 2004 Plan. However, the 2004 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

Under the 2012 Plan, the Company may issue up to 5,248,829 shares of common stock pursuant to stock options and stock awards, which include (i) shares of common stock reserved for issuance under the 2004 Plan that remained available for issuance immediately prior to the closing of the IPO and (ii) shares of common stock subject to awards granted under the 2004 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of subscription revenue	$57	$5	$119	$16
Cost of services revenue	233	22	492	71
Sales and marketing	559	65	1,236	175
Research and development	484	33	1,035	455
General and administration	856	158	1,920	426

Total	$2,189	$283	$4,802	$1,143

Stock-based compensation cost for the three months ended September 30, 2012 includes $0.9 related to restricted stock, with no expense related to restricted stock included in the comparable period. Stock-based compensation cost for the nine months ended September 30, 2012 and 2011 includes $1.9 and $0.4 million, respectively, related to restricted stock. The remaining expense for each period relates to stock options.

As of September 30, 2012, there was approximately $27.6 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2004 Plan and 2012 Plan, which is expected to be recognized over a weighted-average period of approximately three years.

Stock Options—The Company’s stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes information related to stock options outstanding as of September 30, 2012 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Exercisable—September 30, 2012	2,065	$1.64	6.82	$62,171
Options vested and expected to vest—September 30, 2012	4,056	$8.62	7.69	$93,810

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.

The Black-Scholes model assumptions for the period set forth below are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Risk-free interest rate	0.77%	1.07%	1.30%	2.1%
Expected dividend yield	—	—	—	—
Expected term (in years)	6	6	6	6
Expected volatility	55.2%	59.9%	57.0%	59.9%

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

The following table summarizes information relating to stock-based awards granted and exercised (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average fair value of restricted stock granted	$24.02	$—	$31.03	$—
Weighted average fair value of options granted	12.38	4.59	16.49	3.29
Aggregate intrinsic value of options exercised	13,678	1,676	16,136	5,576
Cash proceeds received upon exercise of options	627	356	1,030	1,568

11. INCOME TAXES

The Company’s income tax provisions for the three and nine months then ended September 30, 2012 and 2011 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at September 30, 2012 and December 31, 2011.

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

We sell subscriptions to our on-demand software and related services through a direct sales force and indirect channels. Our customers consist of retailers and branded consumer product manufacturers that operate principally in the following vertical markets: apparel, general merchandise, health & beauty, home & garden, sporting goods and other vertical categories.

We derive most of our revenue from subscriptions to our on-demand platform and related services. Subscription fees are based on a variable revenue share pricing model, whereby our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. If a customer processes more gross revenue than its committed minimum level, then the customer is required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion is recorded in the fourth quarter. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Customer contracts are generally non-cancellable for a minimum period that is typically three years and ranges from one year to seven years.

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

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a quarter as the number of customers generating subscription revenue through the end of the period who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of September 30, 2012 and 2011, we had 137 and 91 customers, respectively.

Number of Customer E-commerce Sites

Since our customers generally operate more than one e-commerce site across various geographies and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of customer e-commerce sites using our solutions in a given quarter is an indicator of the growth of our business. As of September 30, 2012 and 2011, our customers were operating 517 and 321 e-commerce sites on our platform, respectively.

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

As of September 30, 2012, there have been no material changes to our critical accounting policies since December 31, 2011. During the nine month period ended September 30, 2012, we invested certain of the proceeds from our initial public offering in available-for-sale marketable securities. Our accounting policy with respect to marketable securities is described below.

Cash Equivalents and Short-Term Investments—The Company considers all highly liquid investments maturing within 90 days from the date of purchase to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. As of September 30, 2012, $62.6 million of the Company’s cash equivalents were invested in money market funds, and $2.9 million in marketable debt securities.

Short-term investments in marketable securities are classified as available-for-sale and mature within twelve months from the date of purchase. The Company’s investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. As of September 30, 2012, $37.0 million of the Company’s short-term investments were marketable debt securities. The unrealized gains on our short-term investments were not significant for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Results of Operations:
Revenue:
Subscription	$16,250	$11,220	$45,061	$30,902
Services	2,456	2,255	8,095	7,029

Total revenue	18,706	13,475	53,156	37,931
Cost of revenue:
Subscription	3,501	2,473	9,407	6,842
Services	2,990	2,958	8,598	7,655

Total cost of revenue	6,491	5,431	18,005	14,497

Gross profit	12,215	8,044	35,151	23,434
Operating expenses:
Sales and marketing	8,496	5,082	24,402	14,385
Research and development	3,935	2,934	11,490	8,345
General and administrative	3,350	1,526	9,751	4,498

Total operating expenses	15,781	9,542	45,643	27,228

Loss from operations	(3,566)	(1,498)	(10,492)	(3,794)
Other income (expense), net	134	(468)	(621)	(13)

Loss before income taxes	(3,432)	(1,966)	(11,113)	(3,807)
Income tax expense	39	125	235	180

Net loss	$(3,471)	$(2,091)	$(11,348)	$(3,987)

Revenue and Metrics

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
Subscription revenue	$16,250	$11,220	$5,030	44.8%	$45,061	$30,902	$14,159	45.8%
Percentage of total revenue	86.9%	83.3%			84.8%	81.5%
Services revenue	$2,456	$2,255	$201	8.9%	$8,095	$7,029	$1,066	15.2%
Percentage of total revenue	13.1%	16.7%			15.2%	18.5%

Subscription revenue. Subscription revenue for the three months ended September 30, 2012 increased by $5.0 million, or 44.8%, compared to the three months ended September 30, 2011. The increase was driven primarily by an increase of $4.0 million in revenue from new customers and an increase of $1.0 million in revenue from existing customers net of revenue declines from customer terminations. These increases were generated through both organic site growth and the launch of additional e-commerce sites in the 2012 period. We had 137 customers and 517 e-commerce sites operating on our platform at September 30, 2012, an increase from 91 customers and 321 e-commerce sites operating on our platform at September 30, 2011. Revenue realized from overage fees increased from $3.3 million to $4.4 million, and represented 29.3% and 27.3% of subscription revenue, for the three months ended September 30, 2011 and 2012, respectively.

Subscription revenue for the nine months ended September 30, 2012 increased by $14.2 million, or 45.8%, compared to the nine months ended September 30, 2011. The increase was driven primarily by an increase of $10.8 million in revenue from new customers and an increase of $3.4 million in revenue from existing customers net of revenue declines from customer terminations. These increases were generated through both organic site growth and the launch of additional e-commerce sites in the 2012 period. Revenue realized from overage fees increased from $8.8 million to $12.1 million, and represented 28.3% and 26.9% of subscription revenue, for the nine months ended September 30, 2011 and 2012, respectively.

Services revenue. Services revenue for the three months ended September 30, 2012 increased by $0.2 million, or 8.9%, compared to the three months ended September 30, 2011. The increase was primarily driven by a $0.1 million increase in implementation service revenues as the number of customers live on our platform continued to grow during the quarter. Additionally, we recognized $0.1 million in the quarter from our LINK partner membership program. We did not offer any such fee-based membership program in 2011.

Services revenue for the nine months ended September 30, 2012 increased by $1.1 million, or 15.2%, compared to the nine months ended September 30, 2011. The increase was primarily driven by $0.5 million more in services performed after our customers launched their sites on our platform compared to the 2011 period. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customers use of our e-commerce platform ratably over the estimated life of our customer base, which ranges between three and six years for revenue recognized in the 2012 period. Additionally, fees received from sponsors of and participants attending our global customer conference increased $0.2 million during the same period of 2012 over 2011. Additionally, we recognized $0.3 million in the nine months ended September 30, 2012 from our LINK partner membership program. No such fee-based membership program existed in 2011.

In October 2012, neckermann.de GmbH (“Neckermann”) commenced formal insolvency proceedings and, in connection therewith, we terminated Neckermann’s subscription agreement with us. For the third quarter ended September 30, 2012, Neckermann accounted for approximately 9% of our revenue. We collected in full all revenue from Neckermann recognized in the third quarter ended September 30, 2012, and will recognize revenue from Neckermann on a cash basis of accounting going forward. See “Risk Factors—We depend on a limited number of customers, one of which recently filed for bankruptcy, for a substantial portion of our revenue.”

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
Cost of subscription revenue	$3,501	$2,473	$1,028	41.6%	$9,407	$6,842	$2,565	37.5%
Percentage of subscription revenue	21.5%	22.0%			20.9%	22.1%
Gross margin	78.5%	78.0%			79.1%	77.9%
Cost of services revenue	$2,990	$2,958	$32	1.1%	$8,598	$7,655	$943	12.3%
Percentage of services revenue	121.7%	131.2%			106.2%	108.9%
Gross margin	(21.7)%	(31.2)%			(6.2)%	(8.9)%

Cost of subscription revenue. Cost of subscription revenue for the three months ended September 30, 2012 increased by $1.0 million, or 41.6%, compared to the three months ended September 30, 2011. The increase was primarily attributable to $0.3 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $0.6 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2012 period. In addition, we increased our headcount in our support and technical operations team by 40.9% in the 2012 period, growing from 22 employees at September 30, 2011 to 31 employees at September 30, 2012. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased by $0.2 million in the 2012 period.

Cost of subscription revenue for the nine months ended September 30, 2012 increased by $2.6 million, or 37.5%, compared to the nine months ended September 30, 2011. The increase was primarily attributable to $0.8 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $1.3 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2012 period. In addition, we increased our headcount in our support and technical operations team by 40.9% in the 2012 period, growing from 22 employees at September 30, 2011 to 31 employees at September 30, 2012. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased by $0.8 million in the 2012 period. These expense increases were partially offset by a $0.4 million decrease in a third party license arrangement which we terminated in 2011.

Cost of services revenue. Cost of services revenue for the three months ended September 30, 2012 increased by $32,000, or 1.1%, compared to the three months ended September 30, 2011. The increase was primarily attributable to $0.5 million of increased personnel and related expenses due to increased client services headcount, offset by $0.5 million of decreased outside consulting expenses resulting from a decreased use of third-party contractors to assist our direct services implementation teams. The increase in services headcount from 36 in the 2011 period to 44 in the 2012 period resulted from our expansion into new geographical regions as well as an increase in the number of customer implementations conducted in the 2012 period versus the 2011 period. While we had more customers in the implementation phase during the three months ended September 30, 2012 than in the comparable period in 2011, we also had a higher percentage of customers utilizing our partners for their implementations of e-commerce sites. Approximately 14% of current period implementations were performed directly by our client service team as opposed to through a partner, compared to 27% during the three months ended September 30, 2011. Our increased use of partners to service our customer implementations has allowed us to enable more customers to launch sites on our platform while controlling our internal costs.

Cost of services revenue for the nine months ended September 30, 2012 increased by $0.9 million, or 12.3%, compared to the nine months ended September 30, 2011. The increase was primarily attributable to $1.4 million of increased personnel and related expenses due to increased client services headcount due to our expansion into new geographical regions and the increased number of customer implementations conducted in the 2012 period versus the 2011 period, and $0.1 million of increased allocated overhead costs such as rent, information technology, or IT, costs, and depreciation and amortization expenses incurred as a result of our growth. This is offset by $0.7 million of decreased outside consulting expenses resulting from a decreased use of third-party contractors to assist our direct services implementation teams. During the nine months ended September 30, 2012, we experienced an approximate 22% increase in the average headcount when compared to the nine months ended September 30, 2011. While we experienced an increase in the number of customers in the implementation phase during the nine months ended September 30, 2012 when compared to the prior period, approximately 22% of the current period implementations were performed directly by our client service team as opposed to through a partner, compared to 33% during the nine months ended September 30, 2011. Our increased use of partners to service our customer implementations has allowed us to enable more customers to launch sites on our platform while controlling our internal costs.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
Sales and marketing	$8,496	$5,082	$3,414	67.2%	$24,402	$14,385	$10,017	69.6%
Percentage of total revenue	45.4%	37.7%			45.9%	37.9%

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2012 increased by $3.4 million, or 67.2%, compared to the three months ended September 30, 2011. The increase was attributable to the expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 71 at September 30, 2011 to 115 at September 30, 2012, an increase of 62.0%. We continued to add employees within our direct sales, business development and marketing organizations in both North America and Europe which contributed to $2.3 million of increased personnel and related expenses, of which $0.5 million related to stock compensation expense. Additionally, marketing program expenses increased $0.7 million in the 2012 period. Finally, we incurred $0.3 million of increased allocated overhead costs such as rent, IT costs, and depreciation and amortization expenses incurred as a result of our growth.

Sales and marketing expenses for the nine months ended September 30, 2012 increased by $10.0 million, or 69.6%, compared to the nine months ended September 30, 2011. The increase was attributable to the expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 71 at September 30, 2011 to 115 at September 30, 2012, an increase of 62.0%. We added employees within our direct sales, business development and marketing organizations in both North America and Europe which contributed to $6.4 million of increased personnel and related expenses, of which $1.1 million related to stock compensation expense. In addition, commissions and sales bonuses increased by $1.4 million, or 45.4%, in the 2012 period as a result of an increase in new customers acquired during the 2012 period. Travel expenses also increased $0.2 million in the 2012 period as a result of the increase in headcount. Additionally, marketing program expenses increased $1.3 million in the 2012 period. We incurred $0.5 million of increased allocated overhead costs such as rent, IT costs, and depreciation and amortization expenses incurred as a result of our growth.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
Research and development	$3,935	$2,934	$1,001	34.1%	$11,490	$8,345	$3,145	37.7%
Percentage of total revenue	21.0%	21.8%			21.6%	22.0%

Research and Development. Research and development expenses for the three months ended September 30, 2012 increased by $1.0 million, or 34.1%, compared to the three months ended September 30, 2011. The increase was attributable to investments made to enhance the functionality of our e-commerce platform. We increased our engineering headcount by 10 employees, or 18.9%, in the 2012 period, which contributed to increased personnel and related expenses of $0.8 million. Additionally, we incurred increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.1 million, relating to overall increased expenses to support our continued growth.

Research and development expenses for the nine months ended September 30, 2012 increased by $3.1 million, or 37.7%, compared to the nine months ended September 30, 2011. The increase was attributable to investments made to enhance and improve the functionality of our e-commerce platform. The increase in our engineering headcount by 10 employees, or 18.9%, in the 2012 period, contributed to increased personnel and related expenses of $2.2 million. In addition, in the 2012 period, we supplemented our internal development efforts with third-party contractors in order to accelerate our development efforts. As a result, we incurred increased contractor costs of $0.6 million in the 2012 period. Finally, we incurred increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.3 million, relating to overall increased expenses to support our continued growth.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
General and administrative	$3,350	$1,526	$1,824	119.5%	$9,751	$4,498	$5,253	116.8%
Percentage of total revenue	17.9%	11.3%			18.3%	11.9%

General and Administrative. General and administrative expenses for the three months ended September 30, 2012 increased by $1.8 million, or 119.5%, compared to the three months ended September 30, 2011. The increase was driven by increased employee-related costs and professional fees to support our growing business. We incurred increased personnel, consulting and related costs of $1.2 million, of which $0.7 million related to stock compensation expense, and increased professional fees of $0.3 million for accounting, audit, legal and tax services incurred as a result of our transition from a private company to a public company and to support the expansion and growth of our business. Additionally, our insurance expense increased $0.1 million over the prior period also a direct result of our transition from a private company to a public company. Finally, we incurred $0.1 million of increased computer and software expenses to enhance the systems needed to scale our operations.

General and administrative expenses for the nine months ended September 30, 2012 increased by $5.3 million, or 116.8%, compared to the nine months ended September 30, 2011. The increase was driven by increased employee-related costs and professional fees to support our growing business. We incurred increased personnel, consulting and related costs of $3.1 million, of which $1.5 million related to stock compensation expense, and increased professional fees of $1.4 million for accounting, audit, legal and tax services incurred as a result of our transition from a private company to a public company and to support the expansion and growth of our business. Additionally, our insurance expense increased $0.2 million over the prior period also a direct result of our transition from a private company to a public company. We also incurred $0.2 million of increased computer and software expenses to help support our growing company. Finally, we incurred $0.1 million of increased travel expenses as a result of our growth.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)
Other income (expense)	$134	$(468)	$602	128.6%	$(621)	$(13)	$(608)	4,676.9%
Percentage of total revenue	0.7%	(3.5)%			(1.2)%	0.0%

Other Income (Expense). Other income (expense) for the three months ended September 30, 2012 increased $0.6 million, from other expense of $0.5 million in the 2011 period to other income of $0.1 million in the 2012 period. The increase was attributable to $0.2 million in foreign exchange gains related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2012 period compared to foreign exchange losses of $0.4 million in the 2011 period.

Other (expense) income for the nine months ended September 30, 2012 decreased $0.6 million, from other expense of $13,000 in the 2011 period to other expense of $0.6 million in the 2012 period. The decrease was attributable to $31,000 in foreign exchange losses related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2012 period compared to foreign exchange gains of $0.2 million in the 2011 period. In addition, during the 2012 period we incurred $0.4 million in other expense due to the increase in the fair value of our warrant.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$3,723	$148
Net cash used in investing activities	(40,905)	(3,254)
Net cash provided by financing activities	94,123	1,733
Effect of foreign exchange rate changes on cash and equivalents	6	(2)
Net increase (decrease) in cash and equivalents	56,947	(1,375)

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

Our cash, cash equivalents and marketable securities totaled $108.9 million at September 30, 2012.

At September 30, 2012, our principal sources of liquidity were $71.9 million of cash and cash equivalents and $1.5 million of borrowings available for eligible equipment purchases under our 2008 Loan Agreement.

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

Our cash provided by operating activities during the nine months ended September 30, 2012 was primarily due to our net loss of $11.3 million, adjusted for $8.1 million in non-cash expenses that included $2.4 million of depreciation and amortization, $4.8 million in stock-based compensation, $0.4 million of expense due to the change in the fair market value of our warrant and $0.4 million of deferred rent expense. Working capital sources of cash included a $4.5 million increase in deferred revenue due to more customers on our platform in 2012, a $2.2 million increase in accounts payable and accrued expenses due to a higher level of expenses consistent with the overall growth of our business, a $0.2 million decrease in other long-term assets, and a $1.3 million decrease in accounts receivable as we collected receivables recognized and invoiced for overage fees in the fourth quarter of 2011 during the first quarter of current year, and also experienced a reduction in the average collection period for our receivables during the nine months ended September 30, 2012. These sources of cash were partially offset by a $1.3 increase in prepaid expenses and other current assets.

Our cash provided by operating activities during the nine months ended September 30, 2011 was primarily due to our net loss of $4.0 million, adjusted for $3.7 million in non-cash expenses that included $2.1 million of depreciation and amortization, $1.1 million in stock-based compensation and $0.3 million of deferred rent expense. Additionally, our accrued expenses increased $2.1 million primarily due to the use of third party consultants assisting our client services team in implementing our new customers onto our platform, commissions owed due to new customer acquisition during the period, and other employee related costs. This source of cash was partially offset by $1.1 million increase in accounts receivable as a result of higher billings in Q3 2011 and $0.2 million decrease in deferred revenue from customers who were invoiced annually prior to the beginning of the fiscal year.

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

For the nine months ended September 30, 2012, cash used in investing activities was $40.9 million, comprised primarily of $46.6 million for purchases of marketable securities and $3.7 million for purchases of property and equipment. These cash outflows were partially offset by the maturity of $9.5 million of marketable securities in the third quarter of 2012. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

For the nine months ended September 30, 2011, cash used in investing activities consisted of $3.2 million for purchases of property and equipment. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

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

For the nine months ended September 30, 2012, cash provided by financing activities primarily consisted of $94.1 million of proceeds from our IPO, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities consisted of $1.0 million in proceeds from the exercise of stock options and $2.8 million in proceeds from a note payable in connection with the financing of property and equipment, partially offset by $2.2 million in payments in connection with our equipment debt obligations as well as $1.6 million in legal and audit fees associated with filing our registration statement.

For the nine months ended September 30, 2011, cash provided by financing activities consisted of $1.6 million in proceeds from the issuance of our common stock in connection with stock option exercises as well as $2.6 million in proceeds from a note payable in connection with the financing of property and equipment, partially offset by $1.3 million in payments in connection with our equipment debt obligations as well as $1.1 million in legal and audit fees associated with filing our registration statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. After receiving our proceeds from our initial public offering, we have invested $65.4 million in money market funds, certificates of deposit, and municipal securities with an average maturity of 53 days, classified as cash equivalents, and have invested $37.0 million of U.S. government debt securities, municipal securities and corporate debt securities, classified as available-for-sale securities, with maturities ranging between four and twelve months as of September 30, 2012. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. government debt securities, municipal securities and corporate debt securities. At September 30, 2012, we had cash and cash equivalents of $71.9 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. At September 30, 2012, we had marketable securities, classified as available-for-sale securities, of $37.0 million. Our investments in marketable securities consist of high-grade U.S. government debt securities, certificates of deposit, municipal securities and corporate debt securities with maturities of less than one year. Investments purchased with the remaining maturity of 90 days or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholder’s equity. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At September 30, 2012, we had borrowings outstanding with principal amounts of $6.3 million. Our outstanding long-term borrowings consist of fixed interest rate financial instruments. The interest rate of our fixed rate borrowings ranges between 5.4% and 7.5%. The carrying amount of these long-term borrowings approximates fair value based on borrowing rates currently available to us. A hypothetical 10% increase or decrease in interest rates relative to interest rates at September 30, 2012 would not have a material impact on the fair values of all of our outstanding borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. Dollars, the Euro and British Pound Sterling. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2012 would have a 3.9% adverse impact on our total accounts receivable balance at September 30, 2012. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, France and Germany. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced a net loss of $3.5 and $11.3 million for the three and nine months ended September 30, 2012, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to make significant future expenditures to develop and expand our business. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and number of customers may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from one of our largest customers could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three and nine months ended September 30, 2012, our largest ten customers by revenue accounted for an aggregate of approximately 33% and 35% of our revenue, respectively, and our largest customer by revenue, Neckermann, accounted for 9% and 10% of our revenue, respectively. In October 2012, Neckermann commenced formal insolvency proceedings and we terminated our relationship with them. There is no assurance that we will be able to replace Neckermann with new customers that generate comparable revenue, and if we were to lose one or more of our other key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our e-commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Euros, British pound sterling, Australian and Canadian dollars and may, in the future, have sales denominated in other foreign currencies. In addition, we incur a portion of our operating expenses in British pound sterling, Euros and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax laws, including increased tax rates or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct global operations through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

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

The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of financial performance. If our operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

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

In September, an outstanding warrant was net exercised resulting in the issuance of 20,186 shares of common stock. The issuance of the shares underlying the warrant were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving a public offering.

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

The net offering proceeds to us, after deducting underwriting discounts totaling approximately $7.1 million and offering expenses totaling approximately $3.3 million, were approximately $90.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of September 30, 2012, we had not used any of those proceeds. We currently intend to use the proceeds for general corporate purposes as described in the prospectus for the offering. The remaining net offering proceeds have been invested into money market funds, certificates of deposit and marketable debt securities.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). At September 30, 2012, all expenses incurred in connection with the offering have been paid.

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

DEMANDWARE, INC.

Date: November 9, 2012	By:	/s/ Scott J. Dussault
Scott J. Dussault
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), and (v) Notes to Consolidated Financial Statements.

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