Form 10-Q
period 2013-03-31
Demandware Inc
filed 2013-05-10
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On May 7, 2013, the registrant had 30,162,701 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$56,349	$58,877
Short-term investments	50,811	48,251
Accounts receivable—net of allowance for doubtful accounts and credit memos of $553 and $630 at March 31, 2013 and December 31, 2012, respectively	18,001	19,214
Prepaid expenses and other current assets	4,385	3,452

Total current assets	129,546	129,794
Property and equipment, net	8,982	8,377
Other assets	1,331	1,157

Total assets	$139,859	$139,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$2,843	$3,021
Accounts payable	3,092	3,168
Accrued expenses	8,220	8,348
Deferred revenue	14,544	11,105
Deferred rent	135	127

Total current liabilities	28,834	25,769

Long-term liabilities:
Deferred revenue	17,052	15,647
Notes payable	2,191	2,353
Deferred rent	932	969

Total liabilities	49,009	44,738

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share —240,000 shares authorized, 30,098 and 29,842 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	301	298
Additional paid-in capital	175,294	170,997
Accumulated other comprehensive loss	(85)	(17)
Accumulated deficit	(84,660)	(76,688)

Total stockholders’ equity	90,850	94,590

Total liabilities and stockholders’ equity	$139,859	$139,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Subscription	$18,905	$13,613
Services	1,609	2,477

Total revenue	20,514	16,090
Cost of revenue:
Subscription	3,964	2,866
Services	2,518	2,553

Total cost of revenue	6,482	5,419

Gross profit	14,032	10,671
Operating expenses:
Sales and marketing	11,376	6,338
Research and development	4,740	3,471
General and administrative	5,233	2,705

Total operating expenses	21,349	12,514

Loss from operations	(7,317)	(1,843)
Other income (expense):
Interest income	62	1
Interest expense	(79)	(74)
Other expense	(419)	(201)

Other expense, net	(436)	(274)

Loss before income taxes	(7,753)	(2,117)
Income tax expense	219	126

Net loss	(7,972)	(2,243)
Accretion of redeemable convertible preferred stock	—	(1,172)

Net loss attributable to common stockholders	$(7,972)	$(3,415)

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.42)

Weighted average common shares outstanding, basic and diluted	29,958	8,128

Net loss	$(7,972)	$(2,243)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(57)	21
Unrealized loss on marketable securities	(10)	—

Comprehensive loss	$(8,039)	$(2,222)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,972)	$(2,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,079	750
Re-measurement of preferred stock warrant liability	—	426
Bad debt expense	53	—
Stock-based compensation	3,986	379
Deferred rent expense	(29)	(4)
Other non-cash reconciling items	145	8
Changes in operating assets and liabilities:
Accounts receivable	1,160	1,126
Prepaid expenses and other current assets	(965)	(1,073)
Other long term assets	(8)	—
Accounts payable	(140)	961
Accrued expenses	(41)	(1,657)
Deferred revenue	4,844	2,696

Net cash provided by operating activities	2,112	1,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,620)	(1,538)
Purchase of marketable securities	(17,533)	—
Sale and maturity of marketable securities	14,825	—
Decrease in restricted cash and other assets	(185)	—

Net cash used in investing activities	(4,513)	(1,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	94,116
Proceeds from exercise of stock options	314	370
Deferred offering costs	—	(789)
Proceeds from issuance of notes payable	574	1,306
Payments of equipment notes	(682)	(568)
Payments of software financing agreement	(232)	—

Net cash (used in) provided by financing activities	(26)	94,435

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(101)	47

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,528)	94,313
CASH AND CASH EQUIVALENTS—Beginning of period	58,877	14,939

CASH AND CASH EQUIVALENTS—End of period	$56,349	$109,252

SUPPLEMENTARY INFORMATION:
Interest paid	$76	$63

Income taxes paid	$138	$83

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$88,775
Conversion of preferred stock warrant to common stock warrant	$—	$533
Deferred offering costs included in accounts payable and accrued expenses	$—	$591
Purchase of property and equipment included in accounts payable and accrued expenses	$76	$216

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview—Demandware, Inc. (the “Company”) provides cloud-based digital commerce solutions that enable companies to easily design, implement and manage their own customized digital commerce sites, including websites, mobile applications and other digital storefronts. The Company’s digital commerce platform, Demandware Commerce, enables customers to establish and execute complex digital commerce strategies that include global expansion, multi-brand rollouts and omni-channel operations. The Company’s customers use its highly scalable and integrated Demandware Commerce platform to create a seamless brand experience for consumers across all digital touch points worldwide.

The Company sells subscriptions to its on-demand software and related services through a direct sales force and indirect channels. The Company’s customers consist of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods and general merchandise.

The Company’s headquarters are located in Burlington, Massachusetts. At March 31, 2013, the Company had six subsidiaries: Demandware Securities Corporation, Demandware GmbH, Demandware UK Limited, Demandware SARL and Demandware Hong Kong Limited, each of which is wholly owned by the Company, and Demandware E-Commerce (Shanghai) Limited, a wholly owned subsidiary of Demandware Hong Kong Limited. In April 2013, the Company formed Demandware Australia Pty Limited, a wholly owned subsidiary of Demandware Hong Kong Limited.

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

Basis of Presentation and Significant Accounting Policies—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission ( “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2012. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional information relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.

At December 31, 2012, the Company reassessed the estimated expected life of its customers, and estimated it to be just over six years. Previously, the Company’s estimated expected customer life ranged from three to six years. This change in accounting estimate affected the amortization of setup fee and service implementation revenue during the three months ended March 31, 2013, decreasing subscription and services revenue by $0.1 million and $0.4 million, respectively. As a result, the Company’s loss from operations and net loss increased by $0.5 million, and its net loss per share increased by $0.02 for the three months ended March 31, 2013.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2013.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	4,147	3,955
Unvested restricted stock	778	20
Warrant	—	23

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at March 31, 2013 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$42,880	$—	$—	$42,880
Certificates of deposit	2,490	—	—	2,490
Municipal securities	1,501	—	—	1,501

	$46,871	$—	$—	$46,871

Short-Term Investments:
U.S. government agency bonds	$13,480	$2	$(1)	$13,481
Corporate bonds and commercial paper	12,103	1	(4)	12,100
Municipal securities	17,564	7	(1)	17,570
Certificates of deposit	7,660	—	—	7,660

	$50,807	$10	$(6)	$50,811

A summary of the Company’s cash equivalents and short-term investments at December 31, 2012 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$48,089	$—	$—	$48,089
Certificates of deposit	1,933	—	—	1,933
Municipal securities	2,070	—	—	2,070

	$52,092	$—	$—	$52,092

Short-Term Investments:
U.S. government agency bonds	$16,714	$5	$—	$16,719
Corporate bonds and commercial paper	15,397	2	(1)	15,398
Municipal securities	7,412	7	—	7,419
Certificates of deposit	8,714	1	—	8,715

	$48,237	$15	$(1)	$48,251

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2013
Assets—Cash Equivalents:
Money market funds	$42,880	$42,880	$—	$—
Certificates of deposit	2,490	—	2,490	—
Municipal securities	1,501	—	1,501	—

Assets—Short-Term Investments:
U.S. government agency bonds	$13,481	$—	$13,481	$—
Corporate bonds and commercial paper	12,100	—	12,100	—
Municipal securities	17,570	—	17,570	—
Certificates of deposit	7,660	—	7,660	—
At December 31, 2012
Assets—Cash Equivalents:
Money market funds	$48,089	$48,089	$—	$—
Certificates of deposit	1,933	—	1,933	—
Municipal securities	2,070	—	2,070	—

Assets—Short-Term Investments:
U.S. government agency bonds	$16,719	$—	$16,719	$—
Corporate bonds and commercial paper	15,398	—	15,398	—
Municipal securities	7,419	—	7,419	—
Certificates of deposit	8,715	—	8,715	—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimize the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. As of March 31, 2013 and December 31, 2012, the Company did not carry Level 3 assets or liabilities.

5. DEBT

Equipment Notes Payable—The Company’s loan and security agreement (the “2008 Loan Agreement”) was amended in May 2009 to include a $2.0 million equipment line of credit (the “Loan”). Borrowings under the Loan could be made for eligible equipment purchases through December 31, 2009. The Loan was again amended in April 2010, June 2011 and June 2012, which increased the available borrowings by an additional $4.0 million, $4.0 million and $3.0 million, respectively. Each advance is payable in 36 equal monthly payments of principal, plus accrued interest, at an annual rate ranging from 5.50% to 7.50%. The last payment on the Loan is due March 1, 2016. The 2008 Loan Agreement is secured by substantially all of the Company’s assets, except its intellectual property.

At March 31, 2013 and December 31, 2012, the outstanding balance under the Loan was $4.0 million and $4.1 million, respectively. As of March 31, 2013, the Company did not have any available borrowings under the Loan.

Software Financing—In May 2012, the Company entered into a $1.8 million agreement to finance the purchase of a perpetual software license and the related first year technical support (the “Software Finance Agreement”). The Software Finance Agreement is secured by the financed assets. The financed amount is due in 12 equal quarterly payments of principal, plus accrued interest, at an annual rate of 5.40% through April 1, 2015. At March 31, 2013 and December 31, 2012, the outstanding balance under the Software Finance Agreement was $1.0 million and $1.3 million, respectively.

6. COMMITMENTS AND CONTINGENCIES

Litigation—In the ordinary course of business, the Company is involved in litigation incidental to its business, certain of which includes speculative claims for substantial or indeterminate amounts of damages. The Company records a liability when it believes that a loss is both probable and reasonably estimable. On a quarterly basis, the Company reviews each of its legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated. Significant judgment is required to determine both the likelihood of there being a loss and the estimated amount of a loss. The Company’s management is not aware of any pending legal proceeding or other loss contingency, whether asserted or unasserted, affecting the Company for which it might become liable or the outcome of which management expects to have a material impact on the Company. However, the outcome of legal matters is inherently unpredictable and subject to significant uncertainties.

7. STOCK-BASED AWARDS

Stock Options—The Company’s stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes information related to stock options outstanding as of March 31, 2013 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Exercisable—March 31, 2013	2,338	$4.73	6.61	$49,590
Options vested and expected to vest—March 31, 2013	3,899	10.09	7.31	65,119

Unrecognized compensation expense relating to stock options was $15.7 million at March 31, 2013, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period and upon vesting, the Company issues shares of common stock. Unrecognized compensation expense relating to restricted stock awards was $24.9 million at March 31, 2013, which is expected to be recognized over a weighted-average period of approximately three years.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period (generally the vesting period of the equity grant). The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of subscription revenue	$115	$7
Cost of service revenue	382	27
Sales and marketing	1,096	89
Research and development	913	46
General and administration	1,480	210

Total	$3,986	$379

Stock-based compensation cost for the three months ended March 31, 2013 and 2012 includes $2.2 million and $29,000 related to restricted stock, respectively. The remaining expense for each period relates to stock options.

8. INCOME TAXES

The Company’s income tax provision for the first quarter of fiscal 2013 and 2012 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at March 31, 2013 and December 31, 2012.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, all tax years 2004 through 2012 remain subject to examination by federal and most state tax authorities due to the Company’s net operating loss carryforwards. The Company is subject to examination by various foreign jurisdictions for years after 2008. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than its expected outcome. It is not expected that the amount of unrecognized tax benefits will be recognized in the next twelve months. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our solution; our ability to service those customers effectively and induce them to renew and upgrade their deployments of our solution; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing digital commerce needs or new technologies generally by us and our competitors; continued acceptance of software-as-a-service, or SaaS, as an effective method for delivering digital commerce solutions and other applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solution and alternatives to our solution, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in this Item 2, in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q and in our other reports filed with the Securities and Exchange Commission, or SEC. We expressly disclaim any obligation to update the forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We derive most of our revenue from subscriptions to our on-demand platform and related services. Subscription fees are generally based on a revenue share pricing model, in which our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. If a customer processes more gross revenue than its committed minimum level, then the customer is required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion is recorded in the fourth quarter. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Customer contracts are generally non-cancellable for a minimum term that is generally three years and range up to seven years.

Subscription revenue is driven primarily by the number of customers we have, the number of digital commerce sites they operate on our platform, the contracted minimum value of our subscription agreements and the gross revenue generated from our customers in excess of their committed minimum levels. To date, revenue generated by our customers’ traditional web e-commerce sites has been the primary driver of our subscription revenue. However, we believe that our omni-channel capabilities, including mobile, social and other web channels, have been and will continue to be important factors in our new customers’ purchasing decisions.

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

Deferred revenue primarily consists of the unearned portion of billed services fees and fees for our on-demand software. As we invoice nearly all of our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a reliable indicator of our future subscription revenue.

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

Initial Public Offering

In March 2012, we closed our initial public offering, or IPO, of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. All then outstanding shares of our redeemable convertible preferred stock converted to 18,028,763 shares of common stock at the closing of the IPO. Our common stock is traded on the New York Stock Exchange. We received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions but before offering expenses of $3.1 million.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin under “Basis of Presentation and Significant Accounting Policies,” included in Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and we discuss other key metrics below.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of March 31, 2013, we had 156 customers.

Number of Customer Sites

Since our customers generally operate more than one digital commerce site across various geographies and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of March 31, 2013, our customers were operating 630 sites on our platform.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 8, 2013 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies.

As of March 31, 2013, there have been no material changes to our critical accounting policies since December 31, 2012.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2013	2012
Results of Operations:
Revenue:
Subscription	$18,905	$13,613
Services	1,609	2,477

Total revenue	20,514	16,090
Cost of revenue:
Subscription	3,964	2,866
Services	2,518	2,553

Total cost of revenue	6,482	5,419

Gross profit	14,032	10,671
Operating expenses:
Sales and marketing	11,376	6,338
Research and development	4,740	3,471
General and administrative	5,233	2,705

Total operating expenses	21,349	12,514

Loss from operations	(7,317)	(1,843)
Other (expense) income, net	(436)	(274)

Loss before income taxes	(7,753)	(2,117)
Income tax expense	219	126

Net loss	$(7,972)	$(2,243)

Revenue and Metrics

Revenue

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Subscription revenue	$18,905	$13,613	$5,292	38.9%
Percentage of total revenue	92.2%	84.6%
Services revenue	$1,609	$2,477	$(868)	(35.0)%
Percentage of total revenue	7.8%	15.4%

Subscription revenue. Subscription revenue for the three months ended March 31, 2013 increased by $5.3 million, or 38.9%, compared to the three months ended March 31, 2012. The increase was driven primarily by an increase of $3.5 million in revenue from new customers. We had 156 customers and 630 sites operating on our platform at March 31, 2013, an increase from 110 customers and 402 sites operating on our platform at March 31, 2012. In addition, revenue from existing customers net of revenue declines from customer terminations grew $1.8 million in the 2013 period. Revenue realized from overage fees increased from $3.6 million to $5.8 million, and represented 26.1% and 30.6% of subscription revenue, for the three months ended March 31, 2012 and 2013, respectively.

Services revenue. Services revenue for the three months ended March 31, 2013 decreased by $0.9 million, or (35.0%), compared to the three months ended March 31, 2012. We recognize service revenue performed after our customers have launched on our platform as such services are delivered, and we performed $0.4 million less of these services compared to the 2012 period. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customers use of our digital commerce platform ratably over the estimated life of our customer base, which was three to six years for revenue recognized in the 2012 period, and just over six years for revenue recognized in the current period. Revenue from service engagements sold with the subscription declined $0.6 million compared to the three months ended March 31, 2012, with $0.4 million of the decrease due to the change in estimated expected customer life that was assessed at December 31, 2012, and $0.5 million of the decrease due to our realizing the remaining portion of the deferred services revenue balance in the fourth quarter of 2012 from one large customer, as a result of the bankruptcy filing by that customer, and the cessation of that relationship. This $0.9 million decrease in revenue from service engagements sold with the subscription was offset by an increase in revenues from more customers and sites operating on our platform during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Cost of Revenue

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Cost of subscription revenue	$3,964	$2,866	$1,098	38.3%
Percentage of subscription revenue	21.0%	21.1%
Gross margin	79.0%	78.9%
Cost of services revenue	$2,518	$2,553	$(35)	(1.4)%
Percentage of services revenue	156.5%	103.1%
Gross margin	(56.5)%	(3.1)%

Cost of subscription revenue. Cost of subscription revenue for the three months ended March 31, 2013 increased by $1.1 million, or 38.3%, compared to the three months ended March 31, 2012. The increase was primarily attributable to $0.3 million of increased depreciation and maintenance expenses associated with equipment for our data centers and $0.5 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2013 period. In addition, we increased our headcount in our support and technical operations team by 9 employees, or 33.3% in the 2013 period. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $0.2 million in the 2013 period.

Cost of services revenue. Cost of services revenue for the three months ended March 31, 2013 decreased by $35,000, or (1.4%), compared to the three months ended March 31, 2012. The decrease was primarily attributable to $0.4 million of increased stock compensation expense, offset by $0.4 million of decreased outside consulting expenses resulting from a decreased use of third-party contractors to assist our direct services implementation teams. While we experienced an increase in the number of customers in the implementation phase during the three months ended March 31, 2013, because more of our implementations were lead by third party integrators, the number of implementations performed directly and solely by our client service team decreased by 89% when compared to the three months ended March 31, 2012. Our increased use of third party integration partners to service our customer implementations has allowed us to enable more customers to launch sites on our platform while minimizing the additional headcount required by us to perform the implementation which has enabled us to control our internal costs.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Sales and marketing	$11,376	$6,338	$5,038	79.5%
Percentage of total revenue	55.5%	39.4%

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2013 increased by $5.0 million, or 79.5%, compared to the three months ended March 31, 2012. The increase was attributable to the continued expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 97 at March 31, 2012 to 131 at March 31, 2013, an increase of 35.1%. We added employees within our direct sales, retail practice and marketing organizations in both North America and Europe, which contributed to $2.6 million of increased personnel and related expenses, of which $1.0 million was related to stock compensation expense. In addition, commissions and sales bonuses increased by $1.0 million, or 75.1%, in the 2013 period as a result of an increase in the committed annual contract value for new customers acquired during the 2013 period. Additionally, marketing program expenses increased $0.9 million in the 2013 period as we increased the level of spending to enhance our global brand. Finally, we incurred $0.2 million of increased travel and entertainment expenses and $0.3 million of increased costs such as rent, information technology, or IT, costs and depreciation and amortization expenses incurred as a result of our growth.

Research and Development

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Research and development	$4,740	$3,471	$1,269	36.6%
Percentage of total revenue	23.1%	21.6%

Research and Development. Research and development expenses for the three months ended March 31, 2013 increased by $1.3 million, or 36.6%, compared to the three months ended March 31, 2012. The increase was attributable to investments made to enhance and improve the functionality of our digital commerce platform. We increased our engineering headcount by 19 employees, or 32.8%, in the 2013 period, which contributed to increased personnel and related expenses of $1.6 million, of which $0.9 million related to stock compensation expense. Additionally, we incurred increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.2 million, relating to overall increased expenses to support our continued growth. As a direct result of our strong hiring efforts, we decreased contractor costs $0.5 million in the 2013 period.

General and Administrative

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
General and administrative	$5,233	$2,705	$2,528	93.5%
Percentage of total revenue	25.5%	16.8%

General and Administrative. General and administrative expenses for the three months ended March 31, 2013 increased $2.5 million, or 93.5%, compared to the three months ended March 31, 2012. The increase was driven primarily by increased employee-related costs and professional fees to support our growing business. We incurred increased personnel and related costs of $1.9 million, of which $1.3 million related to stock compensation expense, and increased professional fees of $0.2 million for accounting, audit, and tax services incurred to support the expansion and growth of our business. Additionally, our insurance expense increased $0.1 million over the prior period, as a direct result of our transition from a private company to a public company. Finally, we incurred $0.3 million of increased costs, such as rent, IT costs and depreciation expenses as a result of our growth as well as increased miscellaneous state taxes of $0.1 million as a result of expanding into new states in the U.S.

Other (Expense) Income

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(dollars in thousands)
Other (expense) income	$(436)	$(274)	$(162)	(59.1)%
Percentage of total revenue	(2.1)%	(1.7%)

Other (Expense) Income. Other (expense) income for the three months ended March 31, 2013 increased $0.2 million, or (59.1%), compared to the three months ended March 31, 2012. The increase was attributable to $0.4 million in foreign exchange losses related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2013 period compared to foreign exchange gains of $0.2 million in the 2012 period. During the 2012 period, we incurred $0.4 million in other expense due to the increase in the fair value of our warrant which was no longer outstanding in the 2013 period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity securities, including net cash proceeds from our IPO in March 2012, in which we raised approximately $94.1 million from our IPO, net of underwriting discounts and commissions but before offering expenses of $3.1 million.

Our cash, cash equivalents and marketable securities totaled $107.1 million at March 31, 2013.

At March 31, 2013, our principal sources of liquidity were $56.3 million of cash and cash equivalents.

Borrowing availability for eligible equipment purchases under the Loan and Security Agreement, dated July 18, 2008, between us and Silicon Valley Bank, as amended, which we refer to as the 2008 Loan Agreement, expired in March 2013. We are currently evaluating an extension or amendment to the 2008 Loan Agreement. To the extent that we do not extend or amend our 2008 Loan Agreement, or replace it with a new facility that allows us to borrow for eligible equipment purchases, we will need to fund these equipment purchases through our existing cash and cash equivalents. The 2008 Loan Agreement is secured by substantially all of our assets, except our intellectual property. The 2008 Loan Agreement also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio (as defined in the 2008 Loan Agreement) and minimum quarterly revenue targets. We were in compliance with all such covenants at March 31, 2013.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$2,112	$1,369
Net cash used in investing activities	(4,513)	(1,538)
Net cash (used in) provided by financing activities	(26)	94,435
Effect of foreign exchange rate changes on cash and equivalents	(101)	47
Net (decrease) increase in cash and equivalents	(2,528)	94,313

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

Our cash provided by operating activities during the three months ended March 31, 2013 was primarily due to our net loss of $8.0 million, adjusted for $5.2 million in non-cash expenses that included $1.1 million of depreciation and amortization and $4.0 million in stock-based compensation. Working capital sources of cash included a $1.2 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter from overage fees, and $4.8 million increase in deferred revenue due to more customers on our platform in 2013. These sources of cash were partially offset by $0.1 million decrease in accounts payable and a $1.0 million increase in prepaid expenses and other assets.

Our cash provided by operating activities during the three months ended March 31, 2012 was primarily due to our net loss of $2.2 million, adjusted for $1.5 million in non-cash expenses that included $0.8 million of depreciation and amortization, $0.4 million in stock-based compensation, and $0.4 million of expense due to the change in the fair market value of our warrant. Working capital sources of cash included a $1.2 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter from overage fees, and $2.7 million increase in deferred revenue due to more customers on our platform in 2012. These sources of cash were partially offset by $1.7 million decrease in accrued expenses and a $1.1 increase in prepaid expenses and other assets.

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

For the three months ended March 31, 2013, cash used in investing activities was $4.5 million, comprised primarily of $17.5 million for purchases of marketable securities and $1.6 million for purchases of property and equipment. These cash outflows were partially offset by the maturity of $14.8 million of marketable securities in the first quarter of 2013. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

For the three months ended March 31, 2012, cash used in investing activities consisted of $1.5 million for purchases of property and equipment. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

Net cash (used in) provided by financing activities. Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in our data centers. As our business grows, we expect to continue to finance our capital expenditures through equipment debt vehicles.

For the three months ended March 31, 2013, cash used by financing activities of $26,000 consisted of $0.9 million in payments in connection with our equipment debt and software financing obligations, partially offset by $0.6 million in proceeds from a note payable in connection with the financing of property and equipment and $0.3 million in proceeds from the exercise of stock options.

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

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. We have invested $46.9 million in money market funds, certificates of deposit, and municipal securities with an average maturity of 50 days, classified as cash equivalents, and have invested $50.8 million of U.S. government debt securities, municipal securities and corporate debt securities, classified as available-for-sale securities, with maturities ranging between four and twelve months as of March 31, 2013. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. government debt securities, municipal securities and corporate debt securities. At March 31, 2013, we had cash and cash equivalents of $56.3 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments.

The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. At March 31, 2013, we had marketable securities, classified as available-for-sale securities, of $50.8 million. Our investments in marketable securities consist of high-grade U.S. government debt securities, certificates of deposit, municipal securities and corporate debt securities with maturities of less than one year. Investments purchased with the remaining maturity of 90 days or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholder’s equity. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At March 31, 2013, we had borrowings outstanding with principal amounts of $5.0 million. Our outstanding long-term borrowings consist of fixed interest rate financial instruments. The interest rate of our fixed rate borrowings ranges between 5.40% and 7.25%. The carrying amount of these long-term borrowings approximates fair value based on borrowing rates currently available to us. A hypothetical 10% increase or decrease in interest rates relative to interest rates at March 31, 2013 would not have a material impact on the fair values of all of our outstanding borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. Dollars, the Euro and British pound sterling. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2013 would have a 3.4% adverse impact on our total accounts receivable balance at March 31, 2013. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, France and Germany. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 11 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced a net loss of $8.0 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three months ended March 31, 2013, our largest ten customers by revenue accounted for an aggregate of approximately 31% of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

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

Our customers are retailers and branded manufacturers that typically realize a significant portion of their online sales in the fourth quarter of each year, specifically during the holiday season. As a result of this seasonal variation, our subscription revenue fluctuates, with additional fees in excess of committed annual levels, called overage fees, being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter.

We recognize revenue from customer subscriptions over the term of the subscription agreement and, therefore, a significant downturn in our business may not be immediately reflected in our operating results.

We recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but might negatively affect our revenue in future quarters. If a number of contracts are not renewed in the same quarter, our revenue may decline significantly in that quarter and subsequent quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations.

Our business is substantially dependent upon the continued growth of the market for on-demand software solutions.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our cloud based digital commerce solutions. As a result, widespread acceptance and use of the on-demand business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically run the applications on their hardware. Because many companies are generally predisposed to maintaining control of their information technology, or IT, systems and infrastructure, there may be resistance to the concept of accessing software functionality as a service provided by a third party. In addition, the market for on-demand software solutions is still evolving, and competitive dynamics may cause pricing levels to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their digital commerce needs. As a result, we may be forced to reduce the prices we charge for our solutions and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. If the market for on-demand software solutions fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our solutions, demand for our solutions and our revenue, gross margin and other operating results could be materially adversely affected.

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

Our sales cycle can vary substantially from customer to customer, but typically requires six to nine months depending on the size and complexity of the opportunity. From the time a new contract is signed, approximately six months are typically required to implement and launch a digital commerce site for a new customer. A number of factors influence the length and variability of our sales and implementation cycles, including, for example:

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

For our customers and potential customers to be willing to invest in our digital commerce solutions, the internet must continue to be accepted and widely used for commerce and communication. If digital commerce does not grow or grows more slowly than expected, then our future revenue and profits may not meet our expectations or those of analysts. The widespread adoption of our solutions depends not only on strong demand for digital commerce products and services generally, but also for products and services delivered via a SaaS business model in particular. Many companies continue to rely primarily or exclusively on traditional means of commerce that are not internet-based and may be reluctant to change their patterns of commerce. Even if such companies do adopt digital commerce solutions, it is unclear whether they will desire digital commerce solutions like ours. As a result, we cannot assure you that our SaaS digital commerce solutions will achieve and sustain the high level of market acceptance that is critical for the future success of our business.

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

We cannot assure you that we will be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors enter into business combinations or alliances or raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our business, results of operations and financial condition could be negatively impacted.

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

We currently maintain offices and/or have sales personnel in Germany, France, Denmark, the Netherlands, the United Kingdom and China, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting and, as part of that documentation and testing, identifying areas for further attention and improvement. We have begun recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

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

Our business strategy may include acquiring complementary services, technologies or businesses and we may engage in negotiations for such acquisitions from time to time. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

When we sell subscriptions and services in a single arrangement, which is sometimes referred to as a multiple-element arrangement, we recognize the services revenue ratably over the longer of the related subscription term or the estimated expected life of just over six years. We continue to evaluate the length of the estimated expected life of our customer relationships as we gain more experience with customer renewals. Future changes in the estimated expected life of our customer relationship periods could result in the recognition of services revenue over a longer or shorter period of time than previously planned, making it difficult to forecast future results. Costs associated with providing these services are recognized as incurred, resulting in variability in our gross margins when costs and revenue are recorded in different periods.

Our investment portfolio may become impaired by deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of March 31, 2013 consisted of corporate bonds and commercial paper, money market mutual funds, municipal securities, certificates of deposit, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices could have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of financial performance. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

•	factors affecting our existing customers’ gross revenue processed on our platform;

•	the extent to which our existing customers renew their subscriptions for our solutions and the timing and terms of those renewals;

•	the extent to which existing customers deploy or discontinue use of additional digital commerce sites on our platform;

•	the extent to which new customers are attracted to our solutions to satisfy their digital commerce needs;

•	the timing, committed subscription levels and revenue share rates at which we enter into agreements for our solutions with new customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the number and size of new customers and the number and size of renewal customers in a particular period;

•	the mix of customers across small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	the financial condition and creditworthiness of our customers;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new solutions introduced by us;

•	the timing and success of current and new products and services introduced by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solutions;

•	our ability to manage our existing business and future growth, including increases in the number of customers on our platform, additional customer digital commerce sites and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•

various factors related to disruptions in our SaaS hosting network infrastructure, defects in our solutions, privacy and data security and exchange rate fluctuations, each of which is described elsewhere in these risk factors;

•	our ability to efficiently and cost effectively deploy new customer digital commerce sites on our platform; and

•	general economic, industry and market conditions.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they publish negative evaluations of our stock, the price of our stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our stock price could decline. In addition, if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

We incur significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the New York Stock Exchange. Our management team is adapting to the requirements of being a public company. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, complying with these rules and regulations has substantially increased our legal and financial compliance expenses, has made some activities more time-consuming and costly, and may in the future require us to reduce costs in other areas of our business or increase the prices of our solution, which could negatively impact our business.

Our principal stockholders have a controlling influence over our business affairs and may make business decisions with which our stockholders disagree and which may adversely affect the value of our stockholders’ investment.

As of March 31, 2013, our executive officers, directors and their affiliates beneficially owned or controlled, directly or indirectly, 15,470,052 shares of common stock in the aggregate (including shares of common stock subject to options exercisable within 60 days of March 31, 2013), or approximately 51% of our outstanding shares. As a result, if some of stockholders act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

The issuance of additional stock in connection with acquisitions, our stock incentive plans, warrants or otherwise will dilute all other stockholdings.

Our certificate of incorporation authorizes us to issue up to 240,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. Any issuance of shares by us in connection with acquisitions, the exercise of stock options or warrants, the vesting of restricted stock units or otherwise would dilute the percentage ownership held by existing investors.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our certificate of incorporation and bylaws include provisions:

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

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a registration statement on Form S-1 (File No. 333-175595), which was declared effective by the SEC on March 14, 2012.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

(c) Purchases of Equity Securities By Us and Affiliated Purchasers

None.

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMANDWARE, INC.

Date: May 10, 2013	By:	/s/ Scott J. Dussault
Scott J. Dussault
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.