Form 10-Q
period 2013-06-30
Demandware Inc
filed 2013-08-09
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On August 5, 2013, the registrant had 30,625,832 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$70,510	$58,877
Short-term investments	39,972	48,251
Accounts receivable—net of allowance for doubtful accounts and credit memos of $820 and $630 at June 30, 2013 and December 31, 2012, respectively	20,188	19,214
Prepaid expenses and other current assets	4,450	3,452

Total current assets	135,120	129,794
Property and equipment, net	9,904	8,377
Other assets	1,355	1,157

Total assets	$146,379	$139,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,516	$3,021
Accounts payable	2,142	3,168
Accrued expenses	12,675	8,348
Deferred revenue	18,859	11,105
Deferred rent	165	127

Total current liabilities	37,357	25,769

Long-term liabilities:
Deferred revenue	18,552	15,647
Notes payable	2,537	2,353
Deferred rent	921	969

Total liabilities	59,367	44,738

Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share —240,000 shares authorized, 30,516 and 29,842 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	305	298
Additional paid-in capital	179,894	170,997
Accumulated other comprehensive loss	(73)	(17)
Accumulated deficit	(93,114)	(76,688)

Total stockholders’ equity	87,012	94,590

Total liabilities and stockholders’ equity	$146,379	$139,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Subscription	$20,806	$15,198	$39,711	$28,811
Services	2,401	3,162	4,010	5,639

Total revenue	23,207	18,360	43,721	34,450
Cost of revenue:
Subscription	4,080	3,040	8,044	5,906
Services	2,462	3,055	4,980	5,608

Total cost of revenue	6,542	6,095	13,024	11,514

Gross profit	16,665	12,265	30,697	22,936
Operating expenses:
Sales and marketing	14,180	9,568	25,556	15,906
Research and development	5,377	4,084	10,117	7,555
General and administrative	5,521	3,696	10,754	6,401

Total operating expenses	25,078	17,348	46,427	29,862

Loss from operations	(8,413)	(5,083)	(15,730)	(6,926)
Other income (expense):
Interest income	55	46	117	47
Interest expense	(68)	(79)	(147)	(153)
Other income (expense)	116	(447)	(303)	(649)

Other income (expense), net	103	(480)	(333)	(755)

Loss before income taxes	(8,310)	(5,563)	(16,063)	(7,681)
Income tax expense	145	70	364	196

Net loss	(8,455)	(5,633)	(16,427)	(7,877)
Accretion of redeemable convertible preferred stock	—	—	—	(1,172)

Net loss attributable to common stockholders	$(8,455)	$(5,633)	$(16,427)	$(9,049)

Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.19)	$(0.55)	$(0.49)

Weighted average common shares outstanding, basic and diluted	30,266	29,068	30,113	18,598

Net loss	(8,455)	(5,633)	(16,427)	(7,877)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21	(42)	(36)	(21)
Unrealized loss on marketable securities	(10)	(6)	(20)	(6)

Comprehensive loss	$(8,444)	$(5,681)	$(16,483)	$(7,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,427)	$(7,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,195	1,540
Re-measurement of preferred stock warrant liability	—	426
Bad debt expense	53	—
Stock-based compensation	7,344	2,613
Deferred rent expense	(9)	238
Other non-cash reconciling items	310	28
Changes in operating assets and liabilities:
Accounts receivable	(1,027)	2,335
Prepaid expenses and other current assets	(463)	(874)
Other long term assets	(41)	104
Accounts payable	(789)	867
Accrued expenses	4,414	275
Deferred revenue	10,659	4,411

Net cash provided by operating activities	6,219	4,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,970)	(3,156)
Purchase of marketable securities	(30,649)	(25,319)
Sale and maturity of marketable securities	38,609	—
Increase in restricted cash and other assets	(154)	(165)

Net cash provided by (used in) investing activities	3,836	(28,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	94,116
Proceeds from exercise of stock options	1,561	403
Deferred offering costs	—	(1,465)
Proceeds from issuance of notes payable	1,997	2,600
Payments of equipment notes	(1,432)	(1,265)
Payments of software financing agreement	(467)	—

Net cash provided by financing activities	1,659	94,389

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(81)	(37)

INCREASE IN CASH AND CASH EQUIVALENTS	11,633	69,798
CASH AND CASH EQUIVALENTS—Beginning of period	58,877	14,939

CASH AND CASH EQUIVALENTS—End of period	$70,510	$84,737

SUPPLEMENTARY INFORMATION:
Interest paid	$202	$130

Income taxes paid	$214	$154

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$88,775
Conversion of preferred stock warrant to common stock warrant	$—	$533
Deferred offering costs included in accounts payable and accrued expenses	$—	$140
Purchase of property and equipment included in accounts payable and accrued expenses	$71	$111
Software license acquired by assuming directly related liabilities	$—	$1,212
Software license technical support acquired by assuming directly related liabilities	$561	$549

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

The Company’s headquarters are located in Burlington, Massachusetts. At June 30, 2013, the Company had seven subsidiaries: Demandware Securities Corporation, Demandware GmbH, Demandware UK Limited, Demandware SARL and Demandware Hong Kong Limited, each of which is wholly owned by the Company, and Demandware E-Commerce (Shanghai) Limited and Demandware Australia Pty Limited, each of which is a wholly owned subsidiary of Demandware Hong Kong Limited.

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

Basis of Presentation and Significant Accounting Policies—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission ( “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2012. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional information relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. Interim results are not necessarily indicative of the results for any other interim period or for the entire year.

At December 31, 2012, the Company reassessed the estimated expected life of its customers and estimated it to be slightly greater than six years. Previously, the Company’s estimated expected customer life ranged from three to six years. This change in accounting estimate affected the amortization of setup fees and service implementation revenue, decreasing subscription and services revenue by $0.1 million and $0.4 million, respectively, for the three months ended June 30, 2013, and by $0.2 million and $0.8 million, respectively, for the six months ended June 30, 2013. As a result, the Company’s loss from operations, net loss and net loss per share increased by $0.5 million, $0.5 million and $0.02, respectively, for the three months ended June 30, 2013, and by $1.0 million, $1.0 million and $0.03, respectively, for the six months ended June 30, 2013.

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

Recent Accounting Pronouncements—On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit Carryforward Exists.” This accounting update requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	3,879	4,793	4,012	4,374
Unvested restricted stock	888	474	834	237
Warrant	—	23	—	23

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at June 30, 2013 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$51,961	$—	$—	$51,961
Certificates of deposit	499	—	—	499
Municipal securities	6,376	1	—	6,377

Total	$58,836	$1	$—	$58,837

Short-Term Investments:
U.S. government agency bonds	$2,210	$—	$—	$2,210
Corporate bonds and commercial paper	6,194	—	(1)	6,193
Municipal securities	21,196	5	(11)	21,190
Certificates of deposit	10,379	—	—	10,379

Total	$39,979	$5	$(12)	$39,972

A summary of the Company’s cash equivalents and short-term investments at December 31, 2012 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$48,089	$—	$—	$48,089
Certificates of deposit	1,933	—	—	1,933
Municipal securities	2,070	—	—	2,070

Total	$52,092	$—	$—	$52,092

Short-Term Investments:
U.S. government agency bonds	$16,714	$5	$—	$16,719
Corporate bonds and commercial paper	15,397	2	(1)	15,398
Municipal securities	7,412	7	—	7,419
Certificates of deposit	8,714	1	—	8,715

Total	$48,237	$15	$(1)	$48,251

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2013
Assets—Cash Equivalents:
Money market funds	$51,961	$51,961	$—	$—
Certificates of deposit	499	—	499	—
Municipal securities	6,377	—	6,377	—
Assets—Short-Term Investments:
U.S. government agency bonds	$2,210	$—	$2,210	$—
Corporate bonds and commercial paper	6,193	—	6,193	—
Municipal securities	21,190	—	21,190	—
Certificates of deposit	10,379	—	10,379	—
At December 31, 2012
Assets—Cash Equivalents:
Money market funds	$48,089	$48,089	$—	$—
Certificates of deposit	1,933	—	1,933	—
Municipal securities	2,070	—	2,070	—
Assets—Short-Term Investments:
U.S. government agency bonds	$16,719	$—	$16,719	$—
Corporate bonds and commercial paper	15,398	—	15,398	—
Municipal securities	7,419	—	7,419	—
Certificates of deposit	8,715	—	8,715	—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. As of June 30, 2013 and December 31, 2012, the Company did not carry any Level 3 assets or liabilities.

5. DEBT

Equipment Notes Payable—The Company’s loan and security agreement (the “2008 Loan Agreement”) was amended in May 2009 to include a $2.0 million equipment line of credit (the “Loan”). Borrowings under the Loan could be made for eligible equipment purchases through December 31, 2009. The Loan was again amended in April 2010, June 2011, June 2012 and June 2013, which increased the available borrowings by an additional $4.0 million, $4.0 million, $3.0 million and $3.0 million, respectively. Each advance under the Loan is payable in 36 equal monthly payments of principal plus accrued interest, at an annual rate of 3.75%. The last payment on the Loan is due June 1, 2016. The 2008 Loan Agreement is secured by substantially all of the Company’s assets, except its intellectual property.

At June 30, 2013 and December 31, 2012, the outstanding balance under the Loan was $4.7 million and $4.1 million, respectively. As of June 30, 2013, the Company had $1.6 million of available borrowings under the Loan for eligible equipment purchases through April 30, 2014.

Software Financing—In May 2012, the Company entered into a $1.8 million agreement to finance the purchase of a perpetual software license and the related first year technical support (the “Software Finance Agreement”). The Software Finance Agreement is secured by the financed assets. The financed amount is due in 12 equal quarterly payments of principal plus accrued interest, at an annual rate of 5.40% through April 1, 2015. In May 2013, the Company renewed the related technical support for a second year, increasing the financed amount by $0.5 million. At June 30, 2013 and December 31, 2012, the outstanding balance under the Software Finance Agreement was $1.4 million and $1.3 million, respectively.

6. CONTINGENCIES

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

7. STOCK-BASED AWARDS

Stock Options—The Company’s stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon the exercise of an option, the Company issues shares of common stock.

The following table summarizes information related to stock options outstanding as of June 30, 2013 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Exercisable—June 30, 2013	2,234	$5.82	6.77	$81,724
Options vested and expected to vest—June 30, 2013	3,556	10.99	7.33	111,737

Unrecognized compensation expense relating to stock options was $15.2 million at June 30, 2013, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period and upon vesting, the Company issues shares of common stock. Unrecognized compensation expense relating to restricted stock awards was $26.0 million at June 30, 2013, which is expected to be recognized over a weighted-average period of approximately three years.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the service period (generally the vesting period of the equity grant). The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of subscription revenue	$95	$56	$210	$62
Cost of service revenue	233	230	615	259
Sales and marketing	979	589	2,075	678
Research and development	822	505	1,735	550
General and administration	1,229	854	2,709	1,064

Total	$3,358	$2,234	$7,344	$2,613

Stock-based compensation cost for the three months ended June 30, 2013 and 2012 includes $1.9 million and $0.9 million related to restricted stock, respectively. Stock-based compensation cost for the six months ended June 30, 2013 and 2012 includes $4.1 million and $0.9 million, respectively, related to restricted stock. The remaining expense for each period relates to stock options.

8. INCOME TAXES

The Company’s income tax provisions for the three and sixth months then ended June 30, 2013 and 2012 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more likely than not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at June 30, 2013 and December 31, 2012.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, all tax years 2004 through 2012 remain subject to examination by federal and certain state tax authorities due to the Company’s net operating loss carryforwards. The Company is subject to examination by various foreign jurisdictions for years after 2008. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than its expected outcome. It is not expected that the amount of unrecognized tax benefits will be recognized in the next twelve months. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.

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

We derive most of our revenue from subscriptions to our on-demand platform and related services. Subscription fees are generally based on a revenue share pricing model, in which our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. If a customer processes on our platform more gross revenue than its committed minimum level, then the customer is required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion of the aggregate overage fees we receive annually is recorded in the fourth quarter. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Customer contracts are generally non-cancellable for a minimum term that is generally three years and range up to seven years.

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

We derive our services revenue from the implementation of our customers’ digital commerce sites, which includes the integration of complementary technologies and adaptation to back-end systems and/or business processes and the configuration and deployment of the customers’ sites. We also provide training services for individuals who are part of the implementation, maintenance and optimization teams of our customers. In general, it takes approximately six months to implement a new customer site on our platform. Incremental sites for a customer, including for additional brands or geographies, can be implemented in less than one month.

Deferred revenue primarily consists of the unearned portion of billed services fees and fees for our on-demand software. As we invoice nearly all of our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a reliable indicator of our future subscription revenue.

We believe the large and growing market for cloud-based digital commerce solutions will provide us with significant growth opportunities. As digital commerce transactions continue to account for a greater proportion of all retail sales, we believe that retailers and branded consumer product manufacturers will continue to enhance the performance and functionality of their digital commerce sites, increase their number of sites and expand their online presence to encompass multiple digital channels such as in-store digital solutions. Just as companies have increasingly chosen cloud-based solutions as an alternative to costly and inflexible on-premise solutions for their enterprise-wide applications, we believe that retailers and branded consumer product manufacturers will increasingly adopt cloud-based solutions for their digital commerce needs.

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

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin under “Key Components of Our Results of Operations,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the SEC on March 8, 2013, and we discuss other key metrics below.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of June 30, 2013, we had 162 customers.

Number of Customer Sites

Since our customers generally operate more than one digital commerce site across various geographies and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of June 30, 2013, our customers were operating 667 sites on our platform.

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

As of June 30, 2013, there have been no material changes to our critical accounting policies since December 31, 2012.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Results of Operations:
Revenue:
Subscription	$20,806	$15,198	$39,711	$28,811
Services	2,401	3,162	4,010	5,639

Total revenue	23,207	18,360	43,721	34,450
Cost of revenue:
Subscription	4,080	3,040	8,044	5,906
Services	2,462	3,055	4,980	5,608

Total cost of revenue	6,542	6,095	13,024	11,514

Gross profit	16,665	12,265	30,697	22,936
Operating expenses:
Sales and marketing	14,180	9,568	25,556	15,906
Research and development	5,377	4,084	10,117	7,555
General and administrative	5,521	3,696	10,754	6,401

Total operating expenses	25,078	17,348	46,427	29,862

Loss from operations	(8,413)	(5,083)	(15,730)	(6,926)
Other income (expense), net	103	(480)	(333)	(755)

Loss before income taxes	(8,310)	(5,563)	(16,063)	(7,681)
Income tax expense	145	70	364	196

Net loss	$(8,455)	$(5,633)	$(16,427)	$(7,877)

Revenue and Metrics

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Subscription revenue	$20,806	$15,198	$5,608	36.9%	$39,711	$28,811	$10,900	37.8%
Percentage of total revenue	89.7%	82.8%			90.8%	83.6%
Services revenue	$2,401	$3,162	$(761)	(24.1)%	$4,010	$5,639	$(1,629)	(28.9)%
Percentage of total revenue	10.3%	17.2%			9.2%	16.4%

Subscription revenue. Subscription revenue for the three months ended June 30, 2013 increased by $5.6 million, or 36.9%, compared to the three months ended June 30, 2012. The increase was driven primarily by an increase of $3.7 million in revenue from new customers. We had 162 customers and 667 digital commerce sites operating on our platform at June 30, 2013, an increase from 124 customers and 445 digital commerce sites operating on our platform at June 30, 2012. In addition, revenue from existing customers net of revenue declines from customer terminations grew $1.9 million in the 2013 period. Revenue realized from overage fees increased from $4.1 million to $6.9 million, and represented 26.9% and 33.1% of subscription revenue, for the three months ended June 30, 2012 and 2013, respectively.

Subscription revenue for the six months ended June 30, 2013 increased by $10.9 million, or 37.8%, compared to the six months ended June 30, 2012. The increase was driven primarily by an increase of $7.0 million in revenue from new customers. In addition, revenue from existing customers net of revenue declines from customer terminations grew $3.9 million in the 2013 period. Revenue realized from overage fees increased from $7.7 million to $12.7 million, and represented 26.6% and 31.9% of subscription revenue, for the six months ended June 30, 2012 and 2013, respectively.

Services revenue. Services revenue for the three months ended June 30, 2013 decreased by $0.8 million, or (24.1%), compared to the three months ended June 30, 2012. We recognize service revenue performed after our customers have launched their sites on our platform as such services are delivered, and we performed $0.3 million less of these services during the 2013 period as compared to the 2012 period. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customer’s use of our digital commerce platform ratably over the estimated life of our customer base, which was three to six years for revenue recognized in the 2012 period, and slightly greater than six years for revenue recognized in the current period. Revenue from service engagements sold with the subscription declined $0.8 million compared to the three months ended June 30, 2012, with $0.4 million of the decrease due to the change in estimated expected customer life that was assessed at December 31, 2012, and $0.4 million of the decrease due to our realizing the remaining portion of the deferred services revenue balance in the fourth quarter of 2012 from one large customer, as a result of the bankruptcy filing by that customer, and the cessation of that relationship. This $0.8 million decrease in revenue from service engagements sold with the subscription was offset by an increase in revenues from more customers and sites operating on our platform during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Additionally, fees received from sponsors of and participants attending our global customer conference during the three months ended June 30, 2013 increased by $0.3 million when compared to the same 2012 period.

Services revenue for the six months ended June 30, 2013 decreased by $1.6 million, or (28.9%), compared to the six months ended June 30, 2012. The decrease was driven by $0.7 million less in services performed after our customers launched their sites on our platform during the 2013 period as compared to the 2012 period. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customer’s use of our digital commerce platform ratably over the estimated life of our customer base, which was three to six years for revenue recognized in the 2012 period, and just over six years for revenue recognized in the current period. Revenue from service engagements sold with the subscription declined $1.4 million compared to the six months ended June 30, 2012, with $0.8 million of the decrease due to the change in estimated expected customer life that was assessed at December 31, 2012, and $0.9 million of the decrease due to our realizing the remaining portion of the deferred services revenue balance in the fourth quarter of 2012 from one large customer, as a result of the bankruptcy filing by that customer, and the cessation of that relationship. These decreases in service revenue were offset by a $0.3 million increase in fees received from sponsors of and participants attending our global customer conference during the six months ended June 30, 2013 when compared to the same 2012 period, and by a $0.3 million increase in LINK Partner membership program revenue during the six months ended June 30, 2013 when compared to the same 2012 period.

Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Cost of subscription revenue	$4,080	$3,040	$1,040	34.2%	$8,044	$5,906	$2,138	36.2%
Percentage of subscription revenue	19.6%	20.0%			20.3%	20.5%
Gross margin	80.4%	80.0%			79.7%	79.5%
Cost of services revenue	$2,462	$3,055	$(593)	(19.4)%	$4,980	$5,608	$(628)	(11.2)%
Percentage of services revenue	102.5%	96.6%			124.2%	99.5%
Gross margin	(2.5)%	3.4%			(24.2)%	0.5%

Cost of subscription revenue. Cost of subscription revenue for the three months ended June 30, 2013 increased by $1.0 million, or 34.2%, compared to the three months ended June 30, 2012. The increase was primarily attributable to $0.4 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $0.4 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2013 period. In addition, we increased our headcount in our support and technical operations team by 5 employees, or 16.7%, in the 2013 period. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $0.2 million in the 2013 period.

Cost of subscription revenue for the six months ended June 30, 2013 increased by $2.1 million, or 36.2%, compared to the six months ended June 30, 2012. The increase was primarily attributable to $0.7 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $1.0 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2013 period. In addition, we increased our headcount in our support and technical operations team by 16.7% in the 2013 period. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased by $0.4 million in 2013.

Cost of services revenue. Cost of services revenue for the three months ended June 30, 2013 decreased by $0.6 million, or (19.4%), compared to the three months ended June 30, 2012. The decrease was primarily attributable to $0.7 million of decreased outside consulting expenses resulting from a decreased use of third-party contractors to assist our direct services implementation teams, offset by $0.1 million of increased personnel and related expenses. While we experienced an increase in the number of customers in the implementation phase during the three months ended June 30, 2013, all of the implementations in process during that period were led by third party integrators. Therefore, we did not record any outside consulting expenses due to third-party contractors assisting our direct services implementation teams during the three months ended June 30, 2013. Our increased use of third party integration partners to service customer implementations has allowed us to enable more customers to launch sites on our platform while minimizing the additional headcount required by us to perform the implementation, which has enabled us to control our internal costs.

Cost of services revenue for the six months ended June 30, 2013 decreased by $0.6 million, or (11.2%), compared to the six months ended June 30, 2012. The decrease was primarily attributable to $1.0 million of decreased outside consulting expenses resulting from a decreased use of third-party contractors to assist our direct services implementation teams, offset by $0.4 million of increased stock compensation expense. While we experienced an increase in the number of customers in the implementation phase during the six months ended June 30, 2013, because more of our implementations were led by third party integrators, the number of implementations performed directly and solely by our client service team decreased by 91% when compared to the six months ended June 30, 2012. Our increased use of third party integration partners to service customer implementations has allowed us to enable more customers to launch sites on our platform while minimizing the additional headcount required by us to perform the implementation, which has enabled us to control our internal costs.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Sales and marketing	$14,180	$9,568	$4,612	48.2%	$25,556	$15,906	$9,650	60.7%
Percentage of total revenue	61.1%	52.1%			58.5%	46.2%

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2013 increased by $4.6 million, or 48.2%, compared to the three months ended June 30, 2012. The increase was attributable to the continued expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 112 at June 30, 2012 to 143 at June 30, 2013, an increase of 27.7%. We added employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $1.6 million of increased personnel and related expenses, of which $0.4 million was related to stock compensation expense. In addition, commissions and sales bonuses increased by $1.1 million, or 54.6%, in the 2013 period as a result of an increase in new customers acquired during the 2013 period. Additionally, marketing program expenses increased $0.9 million in the 2013 period as we increased the level of spending to enhance our global brand. Finally, we incurred $0.5 million of increased travel and entertainment expenses and $0.3 million of increased costs such as rent, information technology, or IT, costs and depreciation and amortization expenses incurred as a result of our growth.

Sales and marketing expenses for the six months ended June 30, 2013 increased by $9.7 million, or 60.7%, compared to the six months ended June 30, 2012. The increase was attributable to increases in marketing programs and the expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 112 at June 30, 2012 to 143 at June 30, 2013, an increase of 27.7%. We added employees within our direct sales, business development and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $4.2 million of increased personnel and related expenses, of which $1.4 million was related to stock compensation expense. In addition, commissions and sales bonuses increased by $2.1 million, or 62.8%, in the 2013 period as a result of an increase in new customers acquired during the 2013 period. Additionally, marketing program expenses increased $1.9 million in the 2013 period. Finally, we incurred $0.6 million of increased travel and entertainment expenses and $0.6 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Research and Development	$5,377	$4,084	$1,293	31.7%	$10,117	$7,555	$2,562	33.9%
Percentage of total revenue	23.2%	22.2%			23.1%	21.9%

Research and Development. Research and development expenses for the three months ended June 30, 2013 increased by $1.3 million, or 31.7%, compared to the three months ended June 30, 2012. The increase was attributable to investments made to enhance the functionality of our e-commerce platform. We increased our engineering headcount by 23 employees, or 37.1%, in the 2013 period, which contributed to increased personnel and related expenses of $1.6 million, of which $0.3 million related to stock compensation expense. Finally, we incurred $0.1 million of increased travel and entertainment expenses and $0.2 million of increased costs, such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. As a direct result of our strong hiring efforts, we decreased contractor costs $0.7 million in the 2013 period.

Research and development expenses for the six months ended June 30, 2013 increased by $2.6 million, or 33.9%, compared to the six months ended June 30, 2012. The increase was attributable to investments made to enhance the functionality of our e-commerce platform. The increase in our engineering headcount by 23 employees, or 37.1%, in the 2013 period, contributed to increased personnel and related expenses of $3.2 million, of which $1.2 million related to stock compensation expense. Finally, we incurred $0.1 million of increased travel and entertainment expenses and $0.3 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. As a direct result of our strong hiring efforts, we decreased contractor costs $1.2 million in the 2013 period.

General and Administrative

	Three Months Ended June,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
General and administrative	$5,521	$3,696	$1,825	49.4%	$10,754	$6,401	$4,353	68.0%
Percentage of total revenue	23.8%	20.1%			24.6%	18.6%

General and Administrative. General and administrative expenses for the three months ended June 30, 2013 increased by $1.8 million, or 49.4%, compared to the three months ended June 30, 2012. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel and related costs of $1.2 million, of which $0.4 million related to stock compensation expense, and increased professional fees of $0.3 million for accounting, audit, and tax services incurred to support the expansion and growth of our business. Finally, we incurred $0.1 million of increased travel and entertainment expenses and $0.2 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth.

General and administrative expenses for the six months ended June 30, 2013 increased by $4.4 million, or 68.0%, compared to the six months ended June 30, 2012. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel, consulting and related costs of $3.1 million, of which $1.6 million related to stock compensation expense, and increased professional fees of $0.5 million for accounting, audit, legal and tax services incurred as a result of our transition from a private company to a public company and to support the expansion and growth of our business. Additionally, our insurance expense increased $0.1 million over the prior period also a direct result of our transition from a private company to a public company. We also incurred $0.4 million of increased costs such as rent, IT costs and depreciation and amortization expenses to support our growing company as well as increased miscellaneous state taxes of $0.1 million as a result of expanding into new states in the United States. Finally, we incurred $0.1 million of increased travel expenses as a result of our growth.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Other income (expense)	$103	$(480)	$583	121.5%	$(333)	$(755)	$422	55.9%
Percentage of total revenue	0.4%	(2.6%)			(0.8%)	(2.2%)

Other Income (Expense). Other income (expense) for the three months ended June 30, 2013 increased $0.6 million, from other expense of $0.5 million in the 2012 period to other income of $0.1 million in the 2013 period. The increase was primarily attributable to $0.1 million in foreign exchange gains related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2013 period compared to foreign exchange losses of $0.4 million in the 2012 period.

Other expense for the six months ended June 30, 2013 increased $0.4 million, from other expense of $0.8 million in the 2012 period to other expense of $0.3 million in the 2013 period. The increase was attributable to an $0.1 million increase in interest income. Additionally, during the 2012 period, we incurred $0.4 million in other expense due to the increase in the fair value of our warrant which was no longer outstanding in the 2013 period. These increases were offset by a $0.1 million increase in foreign exchange losses related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2013 period compared to the 2012 period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity securities, including net cash proceeds from our IPO in March 2012, in which we raised approximately $94.1 million, net of underwriting discounts and commissions but before offering expenses of $3.1 million.

Our cash, cash equivalents and marketable securities totaled $110.5 million at June 30, 2013.

At June 30, 2013, our principal sources of liquidity were $70.5 million of cash and cash equivalents and $1.6 million of borrowings available for eligible equipment purchases under our loan and security agreement, or 2008 Loan Agreement.

In June 2013, we amended the 2008 Loan Agreement and increased the available borrowings by an additional $3.0 million for equipment purchases to be made through April 30, 2014. Each advance is payable over 36 months at a fixed rate of 3.75%. The 2008 Loan Agreement is secured by substantially all of our assets, except our intellectual property. The 2008 Loan Agreement also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio (as defined in the 2008 Loan Agreement). We were in compliance with all such covenants at June 30, 2013.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$6,219	$4,086
Net cash provided by (used in) investing activities	3,836	(28,640)
Net cash provided by financing activities	1,659	94,389
Effect of foreign exchange rate changes on cash and equivalents	(81)	(37)
Net increase in cash and equivalents	11,633	69,798

Net cash provided by operating activities. Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our on-demand software and services and the amount and timing of customer payments. Cash provided by operations has historically resulted from net income attributable to sales of subscriptions to our on-demand software and services and adjusted for non-cash expense items such as depreciation and amortization of property and equipment and stock-based compensation. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of, our invoicing of, and our receipt of payments from, our customers. We have generally experienced increased invoicing in the fourth quarter of each year mainly due to billings associated with revenue realized from subscription overage fees. As a result, we have also experienced increased levels of customer payments during the first quarter of each year, related to the customer receipts from fourth quarter invoices. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Our cash provided by operating activities during the six months ended June 30, 2013 was primarily due to our net loss of $16.4 million, adjusted for $9.9 million in non-cash expenses that included $2.2 million of depreciation and amortization, $7.3 million in stock-based compensation, and $0.3 million of the amortization of premiums on marketable securities. Working capital sources of cash included a $10.7 million increase in deferred revenue due to more customers on our platform in 2013 and a $4.4 million increase in accrued expenses due to a higher level of expenses consistent with the overall growth of our business. These sources of cash were partially offset by $1.0 million decrease in accounts receivable as we collected receivables recognized and invoiced for overage fees in the fourth quarter of 2012 during the first quarter of 2013, $0.8 million decrease in accounts payable and a $0.5 million increase in prepaid expenses and other assets.

Our cash provided by operating activities during the six months ended June 30, 2012 was primarily due to our net loss of $7.9 million, adjusted for $4.9 million in non-cash expenses that included $1.5 million of depreciation and amortization, $2.6 million in stock-based compensation, $0.4 million of expense due to the change in the fair market value of our warrant and $0.2 million of deferred rent expense. Working capital sources of cash included a $4.4 million increase in deferred revenue due to more customers on our platform in 2012, a $1.1 million increase in accounts payable and accrued expenses due to a higher level of expenses consistent with the overall growth of our business, a $0.1 million decrease in other long-term assets, and a $2.3 million decrease in accounts receivable as we collected receivables recognized and invoiced for overage fees in the fourth quarter of 2011 during the first quarter of 2012, and also experienced a reduction in the average collection period for our receivables during the six months ended June 30, 2012. These sources of cash were partially offset by a $0.9 million increase in prepaids and other assets.

Net cash provided by (used in) investing activities. Our primary investing activities have consisted of capital expenditures to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Since our initial public offering, we have also invested in marketable securities.

For the six months ended June 30, 2013, cash provided by investing activities was $3.8 million, comprised primarily of $38.6 million of marketable securities that matured in the first half of 2013. This cash inflow was offset by $30.6 million for purchases of marketable securities and $4.0 million for purchases of property and equipment. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

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

For the six months ended June 30, 2013, cash provided by financing activities was $1.7 million, primarily consisted of $1.6 million in proceeds from the exercise of stock options and $2.0 million in proceeds from a note payable in connection with the financing of property and equipment, partially offset by $1.9 million in payments in connection with our equipment debt and software financing obligations.

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

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. We have invested $58.8 million in money market funds, certificates of deposit, and municipal securities with an average maturity of 48 days, classified as cash equivalents, and have invested $40.0 million in U.S. government debt securities, municipal securities and corporate debt securities, classified as available-for-sale securities, with maturities ranging between four and twelve months as of June 30, 2013. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. government debt securities, municipal securities and corporate debt securities. At June 30, 2013, we had cash and cash equivalents of $70.5 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments.

The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. At June 30, 2013, we had marketable securities, classified as available-for-sale securities, of $40.0 million. Our investments in marketable securities consist of high-grade U.S. government debt securities, certificates of deposit, municipal securities and corporate debt securities with maturities of less than one year. Investments purchased with the remaining maturity of 90 days or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholder’s equity. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At June 30, 2013, we had borrowings outstanding with principal amounts of $6.1 million. Our outstanding long-term borrowings consist of fixed interest rate financial instruments. The interest rate of our fixed rate borrowings ranges between 3.75% and 5.40%. The carrying amount of these long-term borrowings approximates fair value based on borrowing rates currently available to us. A hypothetical 10% increase or decrease in interest rates relative to interest rates at June 30, 2013 would not have a material impact on the fair values of all of our outstanding borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. Dollars, the Euro and British pound sterling. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2013 would have a 4.3% adverse impact on our total accounts receivable balance at June 30, 2013. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, France and Germany. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to assess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 10 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Our Industry

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced a net loss of $8.5 million and $16.4 million for the three and six months ended June 30, 2013, respectively. At June 30, 2013, our accumulated deficit was $93.1 million and total stockholders’ equity was $87.0 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three and six months ended June 30, 2013, our largest ten customers by revenue accounted for an aggregate of approximately 31% and 30% of our revenue, respectively. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

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

Our sales cycle can vary substantially from customer to customer, but typically requires six to nine months depending on the size and complexity of the opportunity. From the time a new contract is signed, approximately six months are typically required to implement and launch a digital commerce site for a new customer. A number of factors influence the length and variability of our sales and implementation cycles, including, for example:

•	the need to educate potential customers about the uses and benefits of our solutions;

•	the relatively long duration of the commitment customers make in their agreements with us;

•	the discretionary nature of potential customers’ purchasing and budget cycles and decisions;

•	the competitive nature of potential customers’ evaluation and purchasing processes;

•	evolving digital commerce needs and functionality demands of potential customers;

•	announcements or planned introductions of new products by us or our competitors;

•	lengthy purchasing approval processes of potential customers;

•	the complexity of the implementations; and

•	system integrators implementing the majority of our new customers.

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

The United States and other global economies have experienced a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in unemployment rates and uncertainty about economic stability. Global credit and financial markets have also experienced extreme disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions, and there is no certainty that economic conditions will not deteriorate further. These uncertainties may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and retailers to postpone spending, which may cause our customers to decrease or delay their purchases of our solutions. In addition, the inability of consumers to obtain credit could negatively affect our revenue. Financial difficulties experienced by third parties with whom we have entered relationships and upon whom we depend in order to grow our business could detract from the quality or timeliness of the products or professional services they provide to us, which could adversely affect our reputation and relationships with our customers.

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

The forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, or at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to the expected growth in the SaaS or e-commerce markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting and, as part of that documentation and testing, identifying areas for further attention and improvement. We continue recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

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

Our cash equivalent and short-term investment portfolio as of June 30, 2013 consisted of corporate bonds and commercial paper, money market mutual funds, municipal securities, certificates of deposit, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Our shares of common stock began trading on the New York Stock Exchange on March 15, 2012. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering, our common stock has traded between $49.11 per share and $21.35 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of financial performance. If our operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

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

As of July 16, 2013, our executive officers, directors and their affiliates beneficially owned or controlled, directly or indirectly, 11,937,158 shares of common stock in the aggregate (including shares of common stock subject to options exercisable within 60 days of July 16, 2013), or approximately 37% of our outstanding shares. As a result, if some of stockholders act together, they will have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will continue to be an emerging growth company until the earliest of (1) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year following the fifth anniversary of the date of our IPO, (3) the date on which we issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which we became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a registration statement on Form S-1 (File No. 333-175595), which was declared effective by the SEC on March 14, 2012. We received aggregate net proceeds from the offering of approximately $94.1 million, after deducting underwriting discounts and commissions, or approximately $91.0 million after the payment of $3.1 million of other offering expenses payable by us.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEMANDWARE, INC.

Date: August 9, 2013	By:	/s/ Scott J. Dussault
Scott J. Dussault
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and June 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.