Form 10-Q
period 2013-09-30
Demandware Inc
filed 2013-11-08
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 4, 2013, the registrant had 30,996,944 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$69,567	$58,877
Short-term investments	45,658	48,251
Accounts receivable—net of allowance for doubtful accounts and credit memos of $1,720 and $630 at September 30, 2013 and December 31, 2012, respectively	20,053	19,214
Prepaid expenses and other current assets	4,571	3,452

Total current assets	139,849	129,794
Property and equipment, net	9,106	8,377
Other assets	1,622	1,157

Total assets	$150,577	$139,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$3,218	$3,021
Accounts payable	1,444	3,168
Accrued expenses	17,423	8,348
Deferred revenue	18,766	11,105
Deferred rent	175	127

Total current liabilities	41,026	25,769

Long-term liabilities:
Deferred revenue	18,854	15,647
Notes payable	1,881	2,353
Deferred rent	915	969

Total liabilities	62,676	44,738

Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share—240,000 shares authorized, 30,930 and 29,842 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	309	298
Additional paid-in capital	186,945	170,997
Accumulated other comprehensive gain (loss)	19	(17)
Accumulated deficit	(99,372)	(76,688)

Total stockholders’ equity	87,901	94,590

Total liabilities and stockholders’ equity	$150,577	$139,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Subscription	$22,563	$16,250	$62,274	$45,061
Services	1,916	2,456	5,926	8,095

Total revenue	24,479	18,706	68,200	53,156
Cost of revenue:
Subscription	4,325	3,501	12,369	9,407
Services	2,726	2,990	7,706	8,598

Total cost of revenue	7,051	6,491	20,075	18,005

Gross profit	17,428	12,215	48,125	35,151
Operating expenses:
Sales and marketing	12,918	8,496	38,474	24,402
Research and development	5,439	3,935	15,556	11,490
General and administrative	5,840	3,350	16,594	9,751

Total operating expenses	24,197	15,781	70,624	45,643

Loss from operations	(6,769)	(3,566)	(22,499)	(10,492)
Other income (expense):
Interest income	49	50	166	97
Interest expense	(55)	(109)	(202)	(263)
Other income (expense)	628	193	325	(455)

Other income (expense), net	622	134	289	(621)

Loss before income taxes	(6,147)	(3,432)	(22,210)	(11,113)
Income tax expense	110	39	474	235

Net loss	(6,257)	(3,471)	(22,684)	(11,348)
Accretion of redeemable convertible preferred stock	—	—	—	(1,172)

Net loss attributable to common stockholders	$(6,257)	$(3,471)	$(22,684)	$(12,520)

Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.12)	$(0.75)	$(0.57)

Weighted average common shares outstanding, basic and diluted	30,710	29,200	30,314	22,158

Net loss	(6,257)	(3,471)	(22,684)	(11,348)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	85	21	49	—
Unrealized gain (loss) on marketable securities	7	11	(13)	5

Comprehensive loss	$(6,165)	$(3,439)	$(22,648)	$(11,343)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,684)	$(11,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,293	2,432
Gain on disposal of property and equipment	—	(3)
Re-measurement of preferred stock warrant liability	—	426
Bad debt expense	433	—
Stock-based compensation	10,833	4,802
Deferred rent expense	(9)	382
Other non-cash reconciling items	467	93
Changes in operating assets and liabilities:
Accounts receivable	(1,272)	1,296
Prepaid expenses and other current assets	(544)	(1,259)
Other long term assets	(286)	182
Accounts payable	(1,437)	733
Accrued expenses	9,008	1,442
Deferred revenue	10,867	4,545

Net cash provided by operating activities	8,669	3,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,335)	(3,659)
Purchase of marketable securities	(47,694)	(46,577)
Sale and maturity of marketable securities	49,823	9,499
Increase in restricted cash and other assets	(167)	(168)

Net cash used in investing activities	(2,373)	(40,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	94,116
Proceeds from exercise of stock options	5,126	1,030
Deferred offering costs	—	(1,561)
Proceeds from issuance of notes payable	1,997	2,757
Payments of equipment notes	(2,146)	(1,977)
Payments of software financing agreement	(706)	(242)

Net cash provided by financing activities	4,271	94,123

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	123	6

INCREASE IN CASH AND CASH EQUIVALENTS	10,690	56,947
CASH AND CASH EQUIVALENTS—Beginning of period	58,877	14,939

CASH AND CASH EQUIVALENTS—End of period	$69,567	$71,886

SUPPLEMENTARY INFORMATION:
Interest paid	$196	$213

Income taxes paid	$257	$191

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$88,775
Conversion of preferred stock warrant to common stock warrant	$—	$533
Purchase of property and equipment included in accounts payable and accrued expenses	$4	$95
Software license acquired by assuming directly related liabilities	$—	$1,212
Software license technical support acquired by assuming directly related liabilities	$561	$549

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

The Company’s headquarters are located in Burlington, Massachusetts. At September 30, 2013, the Company had seven subsidiaries: Demandware Securities Corporation, Demandware GmbH, Demandware UK Limited, Demandware SARL and Demandware Hong Kong Limited, each of which is wholly owned by the Company, and Demandware E-Commerce (Shanghai) Limited and Demandware Australia Pty Limited, each of which is a wholly owned subsidiary of Demandware Hong Kong Limited.

Initial Public Offering—In March 2012, the Company closed its initial public offering (“IPO”) in which it sold and issued 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. The Company’s common stock is traded on the New York Stock Exchange under the symbol “DWRE”. The Company received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions, but before offering expenses of $3.1 million.

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

At December 31, 2012, the Company reassessed the estimated expected life of its customers and estimated it to be slightly greater than six years. Previously, the Company’s estimated expected customer life ranged from three to six years. This change in accounting estimate affected the amortization of setup fees and service implementation revenue, decreasing subscription and services revenue by $0.1 million and $0.4 million, respectively, for the three months ended September 30, 2013, and by $0.3 million and $1.2 million, respectively, for the nine months ended September 30, 2013. As a result of the change in estimated expected customer life, the Company’s loss from operations, net loss and net loss per share increased by $0.5 million, $0.5 million and $0.02, respectively, for the three months ended September 30, 2013, and by $1.4 million, $1.4 million and $0.05, respectively, for the nine months ended September 30, 2013.

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

Recent Accounting Pronouncements—On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit Carryforward Exists.” This accounting update requires that an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The Company calculates basic and diluted net loss per common share by dividing the net loss adjusted for the dividend on the redeemable convertible preferred stock by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, the warrant for redeemable convertible preferred stock and shares under the Company’s Employee Stock Purchase Plan, from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s unvested restricted stock awards are not considered participating securities under the authoritative guidance since any dividends earned on unvested restricted shares are required to be returned if unvested shares are forfeited.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common stock	3,468	4,431	3,829	4,488
Unvested restricted stock	915	445	861	307
Warrant	—	21	—	23
Employee Stock Purchase Plan	15	—	5	—

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at September 30, 2013 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$56,918	$—	$—	$56,918
Certificates of deposit	499	—	—	499

Total	$57,417	$—	$—	$57,417

Short-Term Investments:
U.S. government agency bonds	$6,704	$2	$—	$6,706
Corporate bonds and commercial paper	2,503	—	—	2,503
Municipal securities	24,742	9	(8)	24,743
Certificates of deposit	11,708	—	(2)	11,706

Total	$45,657	$11	$(10)	$45,658

A summary of the Company’s cash equivalents and short-term investments at December 31, 2012 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$48,089	$—	$—	$48,089
Certificates of deposit	1,933	—	—	1,933
Municipal securities	2,070	—	—	2,070

Total	$52,092	$—	$—	$52,092

Short-Term Investments:
U.S. government agency bonds	$16,714	$5	$—	$16,719
Corporate bonds and commercial paper	15,397	2	(1)	15,398
Municipal securities	7,412	7	—	7,419
Certificates of deposit	8,714	1	—	8,715

Total	$48,237	$15	$(1)	$48,251

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2013
Assets—Cash Equivalents:
Money market funds	$56,918	$56,918	$—	$—
Certificates of deposit	499	—	499	—
Assets—Short-Term Investments:
U.S. government agency bonds	$6,706	$—	$6,706	$—
Corporate bonds and commercial paper	2,503	—	2,503	—
Municipal securities	24,743	—	24,743	—
Certificates of deposit	11,706	—	11,706	—

At December 31, 2012
Assets—Cash Equivalents:
Money market funds	$48,089	$48,089	$—	$—
Certificates of deposit	1,933	—	1,933	—
Municipal securities	2,070	—	2,070	—
Assets—Short-Term Investments:
U.S. government agency bonds	$16,719	$—	$16,719	$—
Corporate bonds and commercial paper	15,398	—	15,398	—
Municipal securities	7,419	—	7,419	—
Certificates of deposit	8,715	—	8,715	—

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

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. As of September 30, 2013 and December 31, 2012, the Company did not carry any Level 3 assets or liabilities.

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

At September 30, 2013 and December 31, 2012, the outstanding balance under the Loan was $4.0 million and $4.1 million, respectively. The carrying value of the Loan at September 30, 2013 and December 31, 2012 approximated fair value. As of September 30, 2013, the Company had $1.6 million of available borrowings under the Loan for eligible equipment purchases through April 30, 2014.

Software Financing—In May 2012, the Company entered into a $1.8 million agreement to finance the purchase of a perpetual software license and the related first year technical support (the “Software Finance Agreement”). The Software Finance Agreement is secured by the financed assets. The financed amount is due in 12 equal quarterly payments of principal plus accrued interest, at an annual rate of 5.40% through April 1, 2015. In May 2013, the Company renewed the related technical support for a second year, increasing the financed amount by $0.5 million. At September 30, 2013 and December 31, 2012, the outstanding balance under the Software Finance Agreement was $1.1 million and $1.3 million, respectively. The carrying value of the Software Finance Agreement at September 30, 2013 and December 31, 2012 approximated fair value.

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

The following table summarizes information related to stock options outstanding as of September 30, 2013 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Exercisable as of September 30, 2013	2,104	$5.73	6.560	$85,420
Options vested and expected to vest as of September 30, 2013	3,185	11.21	7.120	111,885

Unrecognized compensation expense relating to stock options was $13.3 million at September 30, 2013, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period and upon vesting, the Company issues shares of common stock. Unrecognized compensation expense relating to restricted stock awards was $24.9 million at September 30, 2013, which is expected to be recognized over a weighted-average period of approximately three years.

Employee Stock Purchase Plan— The Employee Stock Purchase Plan (“ESPP”) and its foreign corollaries permit eligible employees to purchase up to a maximum of 400,000 shares of our common stock through accumulated payroll deductions, commencing on July 1, 2013. Each offering is a six month period (a “Plan Period”), and the purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the first or last business day of a Plan Period.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the service period (generally the vesting period of the equity grant). The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of subscription revenue	$84	$57	$294	$119
Cost of service revenue	274	233	889	492
Sales and marketing	1,055	559	3,130	1,236
Research and development	815	484	2,550	1,035
General and administration	1,261	856	3,970	1,920

Total	$3,489	$2,189	$10,833	$4,802

Stock-based compensation cost for the three months ended September 30, 2013 and 2012 includes $2.0 million and $0.9 million, respectively, related to restricted stock, and $0.1 million and $0.0 million, respectively, related to the ESPP. Stock-based compensation cost for the nine months ended September 30, 2013 and 2012 includes $6.0 million and $1.9 million, respectively, related to restricted stock, and $0.1 million and $0.0 million, respectively, related to the ESPP. The remaining expense for each period relates to stock options.

8. INCOME TAXES

The Company’s income tax provisions for the three and nine months then ended September 30, 2013 and 2012 reflects its estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more likely than not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at September 30, 2013 and December 31, 2012.

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

Subscription revenue is driven primarily by the number of customers we have, the number of digital commerce sites they operate on our platform, the contracted minimum value of our subscription agreements and the gross revenue generated from our customers in excess of their committed minimum levels. To date, revenue generated by our customers’ traditional web e-commerce sites has been the primary driver of our subscription revenue. However, we believe that our omni-channel capabilities, including mobile, social, in-store and other digital channels, have been and will continue to be important factors in our new customers’ purchasing decisions.

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

Deferred revenue primarily consists of the unearned portion of billed services fees and fees for our on-demand software. As we invoice nearly all of our customers for subscription fees on a monthly or quarterly basis, our deferred revenue balance does not serve as a reliable indicator of our future subscription revenue.

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

Initial Public Offering

In March 2012, we closed our initial public offering, or IPO, in which we sold and issued 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. All then outstanding shares of our redeemable convertible preferred stock converted to 18,028,763 shares of common stock at the closing of the IPO. Our common stock is traded on the New York Stock Exchange. We received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions but before offering expenses of $3.1 million.

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

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, and that have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived.

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

As of September 30, 2013, there have been no material changes to our critical accounting policies since December 31, 2012.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Results of Operations:
Revenue:
Subscription	$22,563	$16,250	$62,274	$45,061
Services	1,916	2,456	5,926	8,095

Total revenue	24,479	18,706	68,200	53,156
Cost of revenue:
Subscription	4,325	3,501	12,369	9,407
Services	2,726	2,990	7,706	8,598

Total cost of revenue	7,051	6,491	20,075	18,005

Gross profit	17,428	12,215	48,125	35,151
Operating expenses:
Sales and marketing	12,918	8,496	38,474	24,402
Research and development	5,439	3,935	15,556	11,490
General and administrative	5,840	3,350	16,594	9,751

Total operating expenses	24,197	15,781	70,624	45,643

Loss from operations	(6,769)	(3,566)	(22,499)	(10,492)
Other income (expense), net	622	134	289	(621)

Loss before income taxes	(6,147)	(3,432)	(22,210)	(11,113)
Income tax expense	110	39	474	235

Net loss	$(6,257)	$(3,471)	$(22,684)	$(11,348)

Revenue and Metrics

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Subscription revenue	$22,563	$16,250	$6,313	38.8%	$62,274	$45,061	$17,213	38.2%
Percentage of total revenue	92.2%	86.9%			91.3%	84.8%
Services revenue	$1,916	$2,456	$(540)	(22.0)%	$5,926	$8,095	$(2,169)	(26.8)%
Percentage of total revenue	7.8%	13.1%			8.7%	15.2%

Subscription revenue. Subscription revenue for the three months ended September 30, 2013 increased by $6.3 million, or 38.8%, compared to the three months ended September 30, 2012. The increase was driven primarily by an increase of $4.1 million in revenue from new customers. We had 184 customers and 741 digital commerce sites operating on our platform at September 30, 2013, an increase from 137 customers and 517 digital commerce sites operating on our platform at September 30, 2012. In addition, revenue from existing customers net of revenue declines from customer terminations grew $2.2 million in the 2013 period. Revenue realized from overage fees from both new and existing customers increased from $4.4 million to $6.0 million, and represented 27.3% and 26.8% of subscription revenue, for the three months ended September 30, 2012 and 2013, respectively.

Subscription revenue for the nine months ended September 30, 2013 increased by $17.2 million, or 38.2%, compared to the nine months ended September 30, 2012. The increase was driven primarily by an increase of $11.6 million in revenue from new customers. In addition, revenue from existing customers net of revenue declines from customer terminations grew $5.6 million in the 2013 period. Revenue realized from overage fees from both new and existing customers increased from $12.1 million to $18.7 million, and represented 26.9% and 30.0% of subscription revenue, for the nine months ended September 30, 2012 and 2013, respectively.

Services revenue. Services revenue for the three months ended September 30, 2013 decreased by $0.5 million, or (22.0%), compared to the three months ended September 30, 2012. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customer’s use of our digital commerce platform ratably over the estimated life of our customer base, which was three to six years for revenue recognized in the 2012 period, and slightly greater than six years for revenue recognized in the current period. Revenue from service engagements sold with the subscription declined $0.8 million compared to the three months ended September 30, 2012, with $0.4 million of the decrease due to the change in estimated expected customer life that was assessed at December 31, 2012 and $0.4 million of the decrease due to our realizing the remaining portion of the deferred services revenue balance in the fourth quarter of 2012 from one large customer, as a result of the bankruptcy filing by that customer, and the cessation of that relationship. This $0.8 million decrease in revenue from service engagements sold with the subscription was offset by an increase in revenues from more customers and sites operating on our platform during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Additionally, fees received from our network of partners during the three months ended September 30, 2013 increased by $0.2 million as compared to the same 2012 period.

Services revenue for the nine months ended September 30, 2013 decreased by $2.2 million, or (26.8%), compared to the nine months ended September 30, 2012. The decrease was driven in part by $0.7 million less in services performed after our customers launched their sites on our platform during the 2013 period as compared to the 2012 period. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customer’s use of our digital commerce platform ratably over the estimated life of our customer base, which was three to six years for revenue recognized in the 2012 period, and just over six years for revenue recognized in the current period. Revenue from service engagements sold with the subscription declined $2.2 million compared to the nine months ended September 30, 2012, with $1.2 million of the decrease due to the change in estimated expected customer life that was assessed at December 31, 2012, and $0.9 million of the decrease due to our realizing the remaining portion of the deferred services revenue balance in the fourth quarter of 2012 from one large customer, as a result of the bankruptcy filing by that customer, and the cessation of that relationship. These decreases in service revenue were offset by a $0.3 million increase in fees received from sponsors of and participants attending our global customer conference during the nine months ended September 30, 2013 as compared to the same 2012 period, and by a $0.5 million increase in LINK Partner membership program revenue during the nine months ended September 30, 2013 as compared to the same 2012 period.

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Cost of subscription revenue	$4,325	$3,501	$824	23.5%	$12,369	$9,407	$2,962	31.5%
Percentage of subscription revenue	19.2%	21.5%			19.9%	20.9%
Gross margin	80.8%	78.5%			80.1%	79.1%
Cost of services revenue	$2,726	$2,990	$(264)	(8.8)%	$7,706	$8,598	$(892)	(10.4)%
Percentage of services revenue	142.3%	121.7%			130.0%	106.2%
Gross margin	(42.3)%	(21.7)%			(30.0)%	(6.2)%

Cost of subscription revenue. Cost of subscription revenue for the three months ended September 30, 2013 increased by $0.8 million, or 23.5%, compared to the three months ended September 30, 2012. The increase was primarily attributable to $0.2 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $0.3 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2013 period. In addition, we increased our headcount in our support and technical operations teams throughout 2013 and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $0.3 million in the 2013 period.

Cost of subscription revenue for the nine months ended September 30, 2013 increased by $3.0 million, or 31.5%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to $0.9 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $1.3 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2013 period. In addition, we increased our headcount in our support and technical operations team during the 2013 period. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased by $0.8 million in 2013.

Cost of services revenue. Cost of services revenue for the three months ended September 30, 2013 decreased by $0.3 million, or (8.8)%, compared to the three months ended September 30, 2012. The decrease was primarily attributable to $0.6 million of decreased outside consulting expenses resulting from a decreased use of third-party contractors to assist our direct services implementation teams, offset by $0.2 million of increased personnel and related expenses. While we experienced an increase in the number of customers in the implementation phase during the three months ended September 30, 2013, because more of our implementations were led by third party integrators, the number of implementations performed directly and solely by our client service team decreased by 60% as compared to the three months ended September 30, 2012. Our increased use of third-party integration partners to service customer implementations has allowed us to enable more customers to launch sites on our platform while minimizing the additional headcount required by us to perform the implementation, which has enabled us to control our internal costs.

Cost of services revenue for the nine months ended September 30, 2013 decreased by $0.9 million, or (10.4)%, compared to the nine months ended September 30, 2012. The decrease was primarily attributable to $1.6 million of decreased outside consulting expenses resulting from a decreased use of third-party contractors to assist our direct services implementation teams, offset by $0.7 million of increased personnel and related expenses, of which $0.4 million was related to stock compensation expense. While we experienced an increase in the number of customers in the implementation phase during the nine months ended September 30, 2013, because more of our implementations were led by third-party integrators, the number of implementations performed directly and solely by our client service team decreased by 73% as compared to the nine months ended September 30, 2012. Our increased use of third-party integration partners to service customer implementations has allowed us to enable more customers to launch sites on our platform while minimizing the additional headcount required by us to perform the implementation, which has enabled us to control our internal costs.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Sales and marketing	$12,918	$8,496	$4,422	52.0%	$38,474	$24,402	$14,072	57.7%
Percentage of total revenue	52.8%	45.4%			56.4%	45.9%

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2013 increased by $4.4 million, or 52.0%, compared to the three months ended September 30, 2012. The increase was attributable to the continued expansion of our sales force to address increased opportunities in new and existing markets. Throughout 2013, we have added employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $1.8 million of increased personnel and related expenses, of which $0.5 million was related to stock compensation expense, in the three months ended September 30, 2013. In addition, commissions and sales bonuses increased by $2.2 million, or 182.3%, in the 2013 period as a result of an increase in new customers acquired during the 2013 period. Additionally, we incurred $0.4 million of increased travel and entertainment expenses and $0.2 million of increased costs such as rent, information technology, or IT, costs and depreciation and amortization expenses incurred as a result of our growth. Finally, we incurred $0.2 million of increased business and corporate development expenses in the current period. These increases were offset by a decrease in marketing program expenses of $0.3 million in the 2013 period.

Sales and marketing expenses for the nine months ended September 30, 2013 increased by $14.1 million, or 57.7%, compared to the nine months ended September 30, 2012. The increase was attributable to increases in marketing programs and the expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 115 at September 30, 2012 to 145 at September 30, 2013, an increase of 26.1%. We added employees within our direct sales, business development and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $6.0 million of increased personnel and related expenses, of which $1.9 million was related to stock compensation expense. In addition, commissions and sales bonuses increased by $4.3 million, or 95.2%, in the 2013 period as a result of an increase in new customers acquired during the 2013 period. We also incurred $0.4 million of increased business and corporate development expenses in the 2013 period. Additionally, marketing program expenses increased $1.6 million in the 2013 period. Finally, we incurred $1.0 million of increased travel and entertainment expenses and $0.8 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Research and Development	$5,439	$3,935	$1,504	38.2%	$15,556	$11,490	$4,066	35.4%
Percentage of total revenue	22.2%	21.0%			22.8%	21.6%

Research and Development. Research and development expenses for the three months ended September 30, 2013 increased by $1.5 million, or 38.2%, compared to the three months ended September 30, 2012. The increase was attributable to investments made to enhance the functionality of our digital commerce platform. Throughout 2013, we have increased our engineering headcount, which contributed to increased personnel and related expenses of $1.7 million, of which $0.3 million related to stock compensation expense, in the current quarter. Finally, we incurred $0.1 million of increased costs, such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. As a direct result of our strong hiring efforts, we decreased contractor costs $0.4 million in the 2013 period.

Research and development expenses for the nine months ended September 30, 2013 increased by $4.1 million, or 35.4%, compared to the nine months ended September 30, 2012. The increase was attributable to investments made to enhance the functionality of our digital commerce platform. The increase in our engineering headcount in the 2013 period contributed to increased personnel and related expenses of $5.0 million, of which $1.5 million related to stock compensation expense. Finally, we incurred $0.1 million of increased travel and entertainment expenses and $0.5 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. As a direct result of our strong hiring efforts, we decreased contractor costs $1.6 million in the 2013 period.

General and Administrative

	Three Months Ended September,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
General and administrative	$5,840	$3,350	$2,490	74.3%	$16,594	$9,751	$6,843	70.2%
Percentage of total revenue	23.9%	17.9%			24.3%	18.3%

General and Administrative. General and administrative expenses for the three months ended September 30, 2013 increased by $2.5 million, or 74.3%, compared to the three months ended September 30, 2012. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel and related costs of $1.4 million, of which $0.4 million related to stock compensation expense. We also incurred increased professional fees of $0.2 million for accounting and legal services to support the expansion and growth of our business as well as increased audit and tax services of $0.1 million in the period. Additionally, we incurred $0.1 million of increased travel and entertainment expenses and $0.3 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. Finally, we incurred $0.4 million of bad debt expense in the current period as a reseller commenced preliminary insolvency proceedings and we have fully reserved for all accounts receivable owed from this reseller as of September 30, 2013.

General and administrative expenses for the nine months ended September 30, 2013 increased by $6.8 million, or 70.2%, compared to the nine months ended September 30, 2012. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel, consulting and related costs of $4.6 million, of which $2.1 million related to stock compensation expense. We also incurred increased professional fees of $0.6 million for accounting and legal services incurred as a result of our transition from a private company to a public company and to support the expansion and growth of our business as well as increased audit and tax services of $0.2 million in the period. Our insurance expense increased $0.1 million over the prior period also a direct result of our transition from a private company to a public company. We also incurred $0.6 million of increased costs such as rent, IT costs and depreciation and amortization expenses to support our growing company as well as increased miscellaneous state taxes of $0.2 million as a result of expanding into new states in the United States. Additionally, we incurred $0.2 million of increased travel expenses as a result of our growth. Finally, we incurred $0.4 million of bad debt expense in the current period as a reseller commenced preliminary insolvency proceedings, and we have fully reserved for all accounts receivable owed from this reseller as of September 30, 2013.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)
Other income (expense)	$622	$134	$488	364.2%	$289	$(621)	$910	146.5%
Percentage of total revenue	2.5%	0.7%			0.4%	(1.2)%

Other Income (Expense). Other income for the three months ended September 30, 2013 increased $0.5 million, from other income of $0.1 million in the 2012 period to other income of $0.6 million in the 2013 period. The increase was primarily attributable to $0.6 million in foreign exchange gains related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2013 period compared to foreign exchange gains of $0.2 million in the 2012 period.

Other income (expense) for the nine months ended September 30, 2013 increased $0.9 million, from other expense of $0.6 million in the 2012 period to other income of $0.3 million in the 2013 period. The increase was attributable to an $0.4 million increase in foreign exchange gains related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2013 period compared to the 2012 period. Additionally, during the 2012 period, we incurred $0.4 million in other expense due to the increase in the fair value of our warrant which was no longer outstanding in the 2013 period.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the sale of equity securities, including net cash proceeds from our IPO in March 2012, in which we raised approximately $94.1 million, net of underwriting discounts and commissions but before offering expenses of $3.1 million.

Our cash, cash equivalents and marketable securities totaled $115.2 million at September 30, 2013.

At September 30, 2013, our principal sources of liquidity were $69.6 million of cash and cash equivalents and $1.6 million of borrowings available for eligible equipment purchases under our loan and security agreement (the “2008 Loan Agreement”).

In June 2013, we amended the 2008 Loan Agreement and increased the available borrowings by an additional $3.0 million for equipment purchases to be made through April 30, 2014. Each advance is payable over 36 months at a fixed rate of 3.75%. The 2008

Loan Agreement is secured by substantially all of our assets, except our intellectual property. The 2008 Loan Agreement also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio (as defined in the 2008 Loan Agreement). We were in compliance with all such covenants at September 30, 2013.

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

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, which may require the use of proceeds from our IPO for such additional expansion and expenditures.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$8,669	$3,723
Net cash used in investing activities	(2,373)	(40,905)
Net cash provided by financing activities	4,271	94,123
Effect of foreign exchange rate changes on cash and equivalents	123	6
Net increase in cash and equivalents	10,690	56,947

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

Our cash provided by operating activities during the nine months ended September 30, 2013 was primarily due to our net loss of $22.7 million, adjusted for $15.0 million in non-cash expenses that included $3.3 million of depreciation and amortization, $10.8 million in stock-based compensation, and $0.5 million of the amortization of premiums on marketable securities. Working capital sources of cash included a $10.9 million increase in deferred revenue due to more customers on our platform in 2013 and a $9.0 million increase in accrued expenses due to a higher level of expenses consistent with the overall growth of our business. These sources of cash were partially offset by $1.3 million decrease in accounts receivable as we collected receivables recognized and invoiced for overage fees in the fourth quarter of 2012 during the first quarter of 2013, $1.4 million decrease in accounts payable and a $0.8 million increase in prepaid expenses and other assets.

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

Net cash used in investing activities. Our primary investing activities have consisted of capital expenditures to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Since our IPO, we have also invested in marketable securities.

For the nine months ended September 30, 2013, cash used in investing activities was $2.4 million, comprised primarily of $47.7 million for purchases of marketable securities and $4.3 million for purchases of property and equipment. These cash outflows were partially offset by the maturity of $49.8 million of marketable securities that matured during the first nine months of 2013. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

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

For the nine months ended September 30, 2013, cash provided by financing activities was $4.3 million, primarily consisted of $5.1 million in proceeds from the exercise of stock options and $2.0 million in proceeds from a note payable in connection with the financing of property and equipment, partially offset by $2.9 million in payments in connection with our equipment debt and software financing obligations.

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

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. We have invested $57.4 million in money market funds, certificates of deposit, and municipal securities with an average maturity of 51 days, classified as cash equivalents, and have invested $45.7 million in U.S. government debt securities, municipal securities and corporate debt securities, classified as available-for-sale securities, with maturities ranging between four and twelve months as of September 30, 2013. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash and cash equivalents and marketable securities consist of cash, money market funds, certificates of deposit, U.S. government debt securities, municipal securities and corporate debt securities. At September 30, 2013, we had cash and cash equivalents of $69.6 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments.

The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. At September 30, 2013, we had marketable securities, classified as available-for-sale securities, of $45.7 million. Our investments in marketable securities consist of high-grade U.S. government debt securities, certificates of deposit, municipal securities and corporate debt securities with maturities of less than one year. Investments purchased with the remaining maturity of 90 days or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholder’s equity. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At September 30, 2013, we had borrowings from the 2008 Loan Agreement and a software finance agreement outstanding with principal amounts of $4.0 million and $1.1 million, respectively. Our outstanding long-term borrowings consist of fixed interest rate financial instruments. The interest rate of our fixed rate borrowings ranges between 3.75% and 5.40%. The carrying amount of these long-term borrowings approximates fair value based on borrowing rates currently available to us. A hypothetical 10% increase or decrease in interest rates relative to interest rates at September 30, 2013 would not have a material impact on the fair values of all of our outstanding borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. Dollars, the Euro and British pound sterling. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2013 would have a 3.9% adverse impact on our total accounts receivable balance at September 30, 2013. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, France and Germany. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced a net loss of $6.3 million and $22.7 million for the three and nine months ended September 30, 2013, respectively. At September 30, 2013, our accumulated deficit was $99.4 million and total stockholders’ equity was $87.9 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three and nine months ended September 30, 2013, our largest ten customers by revenue accounted for an aggregate of approximately 27% and 29% of our revenue, respectively. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

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

We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources as does integrating third-party content and technology. Some of the third parties that sell our solutions, such as our end-to-end partners, eCommera, Netrada Europe GmbH, or Netrada, and PFSweb, have the direct contractual relationships with our ultimate end-user customers, and therefore we risk the loss of such customers if the third parties fail to perform their obligations. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and may not have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solutions. In addition, these distributors and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors, and it is possible that their financial health could be negatively impacted which could affect our revenues if they were unable to make payments when due and they may not be able to devote the resources we expect to the relationship.

If we are unsuccessful in establishing or maintaining our strategic relationships with third parties, specifically with eCommera, Netrada and PFSweb, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

In October 2013, one of our resellers, Netrada, commenced preliminary insolvency proceedings. There can be no assurance that Netrada will continue to operate or continue to use or pay us for our services and if so, for how long. If we were to no longer continue to have a relationship with Netrada, there is no assurance we would be able to replace the revenue associated with Netrada or find new sources of comparable revenue.

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

In addition, in most instances, we have agreed to indemnify our customers against certain claims that our products infringe the intellectual property rights of third parties. We have received indemnification requests from many customers that have received letters from, or been sued by, non-practicing entities claiming infringement of patents owned by them. Some of the underlying claims have been resolved, but some of the underlying claims, and the extent, if any, of our indemnification obligations, have not yet been resolved. Some of these patents are the subject of pending legal proceedings between the patent owners and one or more major companies engaged in digital commerce, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against us or our customers. Also, because the patent owners have asserted the same patents against multiple customers, an adverse resolution in the case of one customer could lead to adverse resolutions in the cases of other customers and such claims could potentially lead to greater exposure for us than for any single customer. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement

Our agreements with customers, resellers or other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition.

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

Failure to effectively manage customer implementations could adversely impact our business.

Customers need to implement our solution through a third-party service provider or through us. Failure to successfully manage client implementations by us or our third-party partners could harm our reputation, cause us to lose existing clients, negatively impact our ability to recognize revenue, negatively impact our ability to acquire new customers, subject us to potential liability, or otherwise cause our business to suffer.

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

We currently maintain offices and/or have sales personnel in Germany, France, Denmark, the Netherlands, the United Kingdom, Australia, Hong Kong and China, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of reviewing and enhancing our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting and, as part of that documentation and testing, identifying areas for further attention and improvement. We continue recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

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

Our cash equivalent and short-term investment portfolio as of September 30, 2013 consisted of corporate bonds and commercial paper, money market mutual funds, municipal securities, certificates of deposit, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Our shares of common stock began trading on the New York Stock Exchange on March 15, 2012. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering, or IPO, our common stock has traded between $62.74 per share and $21.35 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

As of September 30, 2013, our executive officers, directors and their affiliates beneficially owned or controlled, directly or indirectly, 8,085,786 shares of common stock in the aggregate (including shares of common stock subject to options exercisable within 60 days of September 30, 2013), or approximately 26% of our outstanding shares. As a result, if some of stockholders act together, they will have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Our IPO of common stock was effected through a registration statement on Form S-1 (File No. 333-175595), which was declared effective by the SEC on March 14, 2012. We received aggregate net proceeds from the offering of approximately $94.1 million, after deducting underwriting discounts and commissions, or approximately $91.0 million after the payment of $3.1 million of other offering expenses payable by us.

There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

DEMANDWARE, INC.

Date: November 8, 2013	By:	/s/ Scott J. Dussault
Scott J. Dussault
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.