Form 10-K
period 2013-12-31
Demandware Inc
filed 2014-03-03
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $834 million (based on the last reported sale price of the Registrant’s common stock at the close of business on June 28, 2013).

The number of shares outstanding of the Registrant’s Common Stock as of February 24, 2014 was 35,387,120 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its annual meeting of stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

DEMANDWARE, INC.

2013 FORM 10-K ANNUAL REPORT

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

Overview

We are a leading provider of enterprise-class cloud-based digital commerce solutions for retailers and branded manufacturers. Our platform, Demandware Commerce, enables customers to establish and execute complex digital commerce strategies that include global expansion, multi-brand rollouts and omni-channel operations. We enable companies to easily design, implement and manage their own customized digital commerce sites, including websites, mobile applications, in-store solutions and other digital storefronts. Through our highly scalable, secure, and open Demandware Commerce platform, our customers create seamless brand experiences to reach their consumers across all digital touch points globally. By simplifying access to the complex digital commerce functionality required for effective and engaging omni-channel consumer experiences and by offering open commerce application program interfaces, or APIs, we provide our customers with increased control to more easily launch, manage and integrate multiple digital commerce sites across geographies, channels and brands, initiate marketing campaigns more quickly, manage product merchandising as well as create highly customized consumer experiences, all of which can lead to increased revenue. As a result, our customers on average have grown their e-commerce, or digital commerce, revenue faster than e-commerce industry benchmarks calculated by comScore.

Our cloud infrastructure increases processing capacity of our customers’ digital commerce sites to meet surges in demand, minimize page load times and maximize uptime. Our cloud platform also offers the high reliability and security required by customers to implement their digital commerce strategies, and we have achieved 99.99% average platform availability (excluding planned downtime) since 2005. With multiple seamless upgrades to our cloud platform per year, our customers run the latest version of our software and have access to a steady stream of new and innovative digital commerce functionality as soon as it becomes available.

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

We have built an ecosystem of trusted partners called Demandware LINK that complements and optimizes Demandware Commerce. Demandware LINK is comprised of technology, solution and end-to end partners.

LINK Technology Partners provide customers with access to innovative technologies that complement Demandware Commerce through pre-built integrations which lowers the cost, complexity and time to deploy the technology when compared to custom built integrations. LINK Solution Partners specialize in strategy, design and implementation services of complex digital commerce operations. LINK End-to-End Partners combine the power of our platform with a host of complementary business and technology capabilities to provide a comprehensive solution for digital commerce.

Our customers include multinational corporations, large retailers and branded manufacturers, such as adidas, Barneys New York, Bestseller, Brooks Brothers, Carter’s, Deckers, Guthy-Renker, House of Fraser, Jewelry Television, Kate Spade, Lands’ End, L’Oreal, mothercare, s.Oliver, and Tory Burch. We sell our solutions domestically and internationally through both direct and indirect channels. We have direct sales teams throughout North America and in Europe and Asia and distributor relationships with our LINK End-to-End Partners that combine our Demandware Commerce platform with a host of complementary services and technologies, such as logistics and warehousing, to provide comprehensive end-to-end e-commerce, or digital commerce, solutions. See Note 2 to the consolidated financial statements included elsewhere in this Form 10-K for information on our operations in different geographic regions.

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

Since our inception, we have expanded our offerings and customer base through organic growth; however, we may add incremental functionality to our solutions opportunistically through acquisitions. The following chart shows the aggregate number of customers using Demandware Commerce and the aggregate number of their digital commerce sites operating on our platform from March 31, 2011 to December 31, 2013.

We generated revenue of $56.5 million, $79.5 million and $103.7 million in 2011, 2012 and 2013, respectively. We had net losses of $1.4 million, $8.1 million, and $20.9 million in 2011, 2012, and 2013, respectively.

Industry Overview

Digital Commerce is a Key Driver of Growth for the Retail Industry

We believe our total addressable market is at the center of three large and growing sectors: retail, digital commerce and cloud computing. The double-digit growth of the e-commerce, or the digital commerce, market is being driven by several factors, including widespread broadband internet connectivity across an increasing number of devices including smart phones and tablets, growing consumer familiarity and comfort with and preference for online shopping, online shopping models such as social networks, group buying and flash sales and the convergence of the digital and traditional brick and mortar retail channels. The proliferation of the smartphone and broad market acceptance of the tablet has helped accelerate the growth of digital commerce as the mobile channel has become a more conventional mode of shopping. In addition, retailers are increasingly looking to bring the intelligence and data provided by the digital channel into the physical store to offer the consumer a more relevant, personalized shopping experience that accurately reflects the brand’s identity as well as improves efficiency and reduces costs by automating processes across channels. The combination of an increasingly connected consumer and the flexibility and intelligence of the digital channel is increasing the demand for omni-channel experiences that optimize the retail experience regardless of channel or device.

The increase in the number of manufacturers seeking to market their brands directly to consumers through their own digital commerce sites has also been a major contributor to this growth. In addition, traditional retailers are facing increasing competition from online marketplaces and as a result are focusing on the digital channel as a more strategic growth vehicle.

Increasing Complexity of Digital Commerce

While the digital commerce market is expanding, it is also becoming more complex, particularly for global multi-channel retailers and branded manufacturers trying to reach consumers with consistent brand experience across multiple channels, geographies and digital touch points. Several trends are driving this increased complexity:

•

Rapid Pace of Innovation. Technology to facilitate digital commerce is rapidly evolving. For example, new internet-enabled devices are continually developed, updated and made available to consumers at low cost. As the switching costs for consumers adopting the newest technologies remain low, new shopping models evolve, and shopping channels converge, the pressure for companies to keep up with the pace of innovation increases. Companies must invest in and implement new innovative technologies quickly and cost-effectively to be able to reach consumers through new devices or channels, or risk losing them.

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

•

Convergence of Physical Store and Digital Commerce. Businesses are extending the power of digital commerce into the physical store to leverage comprehensive customer, product and inventory data to provide consumers with a higher level of service when shopping across channels. Enterprises increasingly require omni-channel capabilities that leverage information about the consumer to create a more personalized shopping experience, which can lead to increased customer loyalty and revenue.

Limitations of Traditional Digital Commerce Solutions

Traditionally, there have been two common solutions for the creation and management of a digital commerce business: on-premise enterprise software, which is built, customized and maintained by the merchant itself, and outsourcing, where the digital commerce platform for a retailer or branded manufacturer is outsourced to a third-party provider. While traditional on-premise enterprise software solutions offer the benefits of in-house control and differentiation through custom development, they typically have the following disadvantages:

•

Higher Upfront Cost. On-premise software implementations are typically architected to be deployed with large information technology, or IT, teams and require significant upfront investments. These solutions can be ineffective for today’s retailers and branded manufacturers, who prefer to focus on their core competencies, such as managing their brands and merchandising their products, rather than maintaining IT infrastructure and digital commerce performance.

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

Digital commerce is a critical component of growth strategies for a significant number of branded manufacturers and retailers worldwide. In the digital commerce market, we believe there is a significant opportunity for a company that can offer a comprehensive cloud-based solution designed to address the increasingly complex requirements of retailers and brands seeking to attract and satisfy consumers in the digital world.

Our Solution

Demandware Commerce combines enterprise-class digital commerce capabilities and functionality with a cloud-based multi-tenant delivery model. We deliver our solutions on-demand to enable our customers to more easily launch, manage and integrate multiple digital commerce sites across brands, geographies and channels, initiate marketing campaigns more quickly, manage product merchandising and create highly customized consumer experiences, all of which can lead to increased revenue. We believe that our cloud-based solutions provide the following benefits to our customers:

•

Continual Innovation. Consumers increasingly expect greater functionality and relevance from their online experience. Through our cloud-based platform, we are able to provide a steady stream of new and innovative digital commerce functionality through multiple product upgrades each year, which provides our customers with access to the latest technologies for their digital commerce business. Our customization and integration changes are implemented through automatic releases with minimal or no effort required by our customers so they can avoid the time and expense associated with repeatedly upgrading to new versions with traditional providers. When we enhance our enterprise-class platform, our entire customer community benefits from our latest innovations by being on the same release cycle. In addition to our internal product development work, we work collaboratively with our customers on an ongoing basis to enhance and improve our solutions based on their specific functional requests.

•

Ease of Deployment and Reduced Time To Market. Using our Demandware Commerce platform, customers can easily deploy new digital commerce sites without the need to install or integrate their own hardware and software infrastructure. In addition, customers can leverage our platform to quickly and easily add new sites across geographies and channels without the need to expand their own infrastructure. Through Demandware LINK, our ecosystem of trusted partners, customers can access the services of our Technology Partners, Solution Partners and End-to-End Partners to complement and optimize our Demandware Commerce platform with technology innovations, implementation services or a comprehensive suite of capabilities for digital commerce. These features enable our existing customers to accelerate their time-to-market for new sites, quickly implement new functionality and explore emerging technologies. In addition, we believe that our typical six month platform implementation cycle for new customers is shorter than the period generally required for the development and deployment of comparable on-premise digital commerce software solutions.

•

Broad Marketing and Merchandising Functionality. Our platform uses a web-based interface to provide one central location for our customers to control and manage their digital commerce operation—from products to pricing to placement to content. A robust set of sophisticated, yet easy-to-use marketing and merchandising tools, including catalog and inventory management, customer profiling, pricing, promotions and digital commerce search, provides customers with enhanced functionality and increased control to help optimize the efficiency, growth and profitability of their digital commerce business. Our solutions are able to easily categorize, price, and display products, while efficiently presenting multiple cross-channel promotions, enabling merchandisers to optimize the digital shopping experience of their consumers while driving greater revenue. Our functionality also helps retailers and brands strengthen consumer loyalty by delivering tailored user experiences across all digital channels.

•

High Reliability and Security. We provide high uptime, robust security and disaster recovery through our network of state-of-the-art data centers. We have provided 99.99% average platform availability (excluding planned downtime) since 2005. Our flexible cloud platform allows us to quickly and seamlessly increase the processing capacity of our customers’ digital commerce sites to meet surges in demand. We also provide 24/7 monitoring of the environment in which our customers’ digital commerce sites operate, measuring for performance and availability of content delivery. Our platform is supported by a dynamic cloud-based architecture and complies with the Payment Card Industry, or PCI, Security Standards, which is generally referred to as being PCI-compliant, as well as the Service Organization Controls, or SOC, 2 Type 1 requirements. Our platform has been benchmarked to handle at least 1,400 dynamic page views per second.

•

Customizable Digital Commerce Sites Across Channels. Demandware Commerce allows our customers to quickly and easily customize and deliver highly flexible digital commerce applications across channels and geographies, using our powerful and intuitive tools based on procedural programming languages such as JavaScript. This gives our customers the flexibility and control of a custom development environment with the convenience, scalability and security of on-demand, multi-tenant delivery. Our open development environment allows our customers’ developers to easily create and quickly change highly branded consumer shopping experiences across channels and geographies while sharing our multi-tenant cloud digital commerce platform. As a result, developers and IT professionals can focus their efforts and resources on innovation rather than infrastructure.

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

Our Strategy

Our mission is to extend our position as a leading provider of cloud-based digital commerce solutions to become the global backbone for digital commerce between retailers and branded manufacturers and their consumers. Key elements of our strategy include:

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

•

Extending the Platform Across Channels. The internet is a central hub for our customers’ digital commerce strategies. We have and will continue to extend Demandware Commerce to support multiple channels to reach more consumers, including smart phones, tablets, social networks, and in-store solutions. A significant part of our strategy includes keeping up-to-date on and identifying emerging trends in how consumers shop and making sure we have the functionality on our platform to enable our customers to reach, engage and capture the consumer.

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

•

Targeting Large Enterprise Accounts. We are targeting strategic large enterprise accounts processing more than $150 million in gross merchandise value per year through the digital channel. We have developed a packaged offering that combines the services, technology and benefits that meet the needs of large-scale omni-channel retailers.

•	Enhancing Brand Awareness. We are investing in marketing and building brand awareness of our cloud-based solutions, particularly in Europe and Asia and with large enterprise accounts.

•

Significantly Growing our European and Asia Pacific Operations. We believe a substantial opportunity exists to continue to grow sales of our solutions internationally, particularly in Europe and Asia. We plan to continue to extend and enhance our Demandware Commerce platform to optimize the content and application delivery in international markets. We intend to continue to grow our European and Asian operations by further investing in direct sales, strategic alliances, services and support in those regions.

•

Expanding and Strengthening Our Strategic Alliances. We intend to continue to grow our distribution channels through key alliances and build new alliances. Today, we have strategic relationships with LINK End-to-End Partners such as eCommera, NETRADA North America, Accenture and PFSweb that provide full-service end-to-end digital commerce solutions by combining our Demandware Commerce platform with a host of complementary services and technologies, such as logistics and warehousing.

Continuing to Innovate, Add New Functionality, Speed the Time to Implement our Solution and Extend Our Platform. We believe we have developed a deep understanding of the digital commerce challenges faced by our customers. We continually collaborate with our customers to build extensive product functionality that addresses the rapidly changing digital commerce environment, including technology requirements, shifts in consumer preferences, changes in social networks, the introduction of new channels as well as the convergence of in-store and online shopping. We plan to use our expertise in digital commerce to develop new applications, features and functionality that will enhance our solutions and expand our addressable market. We also plan to add incremental functionality to our solutions opportunistically through acquisitions. We intend to invest in our Demandware LINK ecosystem by adding new partners and expanding our relationship with current partners that will continue to accelerate the pace of innovation, speed the time to deploy our solution and extend the functionality of the Demandware Commerce platform.

Products and Services

Demandware Commerce Platform

We offer a comprehensive cloud-based, digital commerce platform, an ecosystem of partners that extends the value of the platform, and a business model designed for sustained customer revenue growth. We deliver our solutions on-demand to our customers who can access and can manage their digital commerce businesses over the internet using a standard web browser. We have built our solutions using a single code base and a multi-tenant, multi-user architecture that we host.

The following diagram illustrates the key interactive channels and various components of our Demandware Commerce platform:

Omni-channel Consumer Experiences. Demandware Commerce provides a single platform that our customers can use to manage consumer interactions across all digital touch points worldwide, enabling a seamless and consistent brand experience on any channel. Our reference applications are based on digital commerce best practices and can be customized to individual needs, with full access to a sophisticated omni-channel marketing and merchandising engine and open development environment. By leveraging the power of the Demandware Commerce platform, customers can create omni-channel consumer experiences that include:

•

Web Storefronts. With Demandware Commerce, a customer can build a new web storefront from scratch or leverage our pre-built storefront, called Site Genesis, to gain quicker time to market. The Site Genesis storefront provides merchandisers with best practice examples of how to manage promotions, dynamic search tools, synonym dictionaries and price books. It also includes a multi-site blueprint for technical architects. The Site Genesis storefront can be used as is with out-of-the-box functionality or can be leveraged as a starting point for a digital commerce site that could then be further customized using the UX Studio application to meet a customer’s unique requirements.

•

In-store. Our customers can create in-store consumer experiences on the Demandware Commerce platform. Our customers are using Demandware Commerce to extend their in-store inventory to capture sales that may otherwise have been lost by developing endless aisle applications. We recently have begun to pilot our Digital Store solution which brings the power of Demandware Commerce into the physical store and enables customers to benefit from the continual innovation introduced in our regular platform upgrades. Through our intuitive web interface, customers can create compelling consumer experiences such as mobile point of sale (mPOS), kiosks, and endless aisle applications. Our customers can also create more compelling, personalized in-store consumer experiences by leveraging the consumer information that is collected across other digital channels on the Demandware Commerce platform.

•

Mobile & Tablet. Customers can build compelling shopping experiences for consumers on all mobile devices including smartphones and tablets. Our Demandware Commerce platform provides a unified development environment between the mobile storefront and our customers’ other digital commerce sites for ease of customization and site management. The Demandware Commerce platform includes Responsive Web Design, which allows for dynamic formatting of consumer experiences for various devices, including desktop computer, tablets and smartphones. The Demandware Commerce platform creates mobile experiences in all major browsers and with popular smart phones, such as the iPhone, Android and BlackBerry and tablets including iPad, Galaxy and Chrome-based tablets.

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

Our sophisticated, yet easy-to-use marketing and merchandising capabilities enable retailers to deliver tailored user experiences across all digital channels, launch and manage multiple sites across geographies, channels and brands, initiate marketing campaigns more quickly, manage product merchandising, improve site traffic and increase revenue. Our capabilities include the following:

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

Demandware LINK Technology Partners. Through Demandware LINK technology partners, merchants and developers have access to an extensive library of integrations to third-party applications. These applications include email marketing, campaign management, order management, payment management, personalization, social commerce, tax applications and ratings and reviews. We support our partners in the development of third-party integrations and undertake a rigorous approval process to evaluate quality and compatibility before the application is made available for downloading through Demandware LINK.

Commerce Cloud. Web traffic is global and not linked to brick and mortar store operational hours. Consumers expect online stores to be open and functional at all times, even when they are serving millions of other consumers during the busiest shopping season. With legacy in-house systems, retailers and brands have to plan for demand, buy resources for the peak season and create a disaster recovery back-up strategy. The Demandware Commerce Cloud is comprised of our network of state-of-the-art data centers, as well as our cloud-based architecture, which enables our customers to offer a reliable, high-performance, secure online shopping environment that is PCI and SOC 2 Type 1-compliant. Our cloud-based platform allows us to quickly and seamlessly increase the processing capacity of the environment in which our customers’ digital commerce sites operate to meet surges in demand. Through our Commerce Cloud, we also provide high uptime, robust security and disaster recovery.

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

Client and Enablement Services

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

•

Partner alignment services: The vast majority of our implementations are led by LINK Solution Partners. We work with each of our customers to align the customer’s implementation needs with the expertise in our growing LINK ecosystem of partners across technology, solutions and end-to-end solutions. We have programs for partner enablement and developer certification that support scaling the capacity to deliver quality implementations of our platform through our partner ecosystem.

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

We also leverage our Demandware XChange Collaboration Center user community across our customer, partner ecosystem and employee base to help optimize the digital commerce environment and create a virtual community to collaborate on product design, release management and best practices.

Customers

We have a wide variety of customers across various industries and geographies. As of December 31, 2013 we had 204 customers using our Demandware Commerce platform, up from 101 and 151 as of December 31, 2011 and 2012, respectively. Some of our customers have multiple revenue generating sites, either through multiple geographies or multiple brands within a larger organization. As of December 31, 2013, there were 820 live revenue-generating sites on our platform, up from 361 and 579 as of December 31, 2011 and 2012, respectively.

Some of our significant customers for the year ended December 31, 2013 include the following, arranged alphabetically by category:

Apparel and Footwear	Health & Beauty

adidas

Barneys New York

Bestseller

Brooks Brothers

Carter’s

Columbia

Crocs

Deckers

House of Fraser

Kate Spade

Lands’ End

s.Oliver

Tory Burch

Home & Garden

CPO Commerce

Pier 1 Imports

General Merchandise

Procter & Gamble

ASDA

Bare Escentuals Guthy-Renker L’Oreal Other GODIVA Hanover Direct Jewelry Television mothercare Motorola Mobility TDC Sporting Goods Brooks Sports Callaway Golf

Revenue from customers in apparel and footwear represented approximately 62% of our total revenue for the year ended December 31, 2013.

Sales and Marketing

We sell our cloud based solutions primarily through our direct sales force, which includes field sales representatives, sales engineers, sales management, our retail practice digital commerce strategists and account development representatives. Our direct sales force is organized by geographic region with an overlay sales team targeting large enterprise accounts. Our direct sales force targets primarily enterprise customers, larger retailers and branded manufacturers that seek to implement large or more advanced digital commerce merchandising platforms across multiple channels and geographies. Our sales cycle can vary substantially from customer to customer, but typically requires six to nine months depending on the size and complexity of the opportunity. From the time a contract is signed, it typically takes six months to implement and launch an initial digital commerce site for a new customer. In 2013, the vast majority of our implementations were done by third party LINK Solution partners including companies like Amblique, Astound Commerce, Be Excellent, Ignition, Itelios, Javelin, LiveAreaLabs, Lyons Group, MediaHive, MobizCorp, OSF, Sapient Nitro and Tryzens.

We also sell through selected LINK End-to-End partners, such as eCommera, NETRADA North America, Accenture and PFSweb, that combine our Demandware Commerce platform with a host of complementary services and technologies, such as logistics and warehousing, to provide a comprehensive suite of capabilities for digital commerce.

Our marketing efforts and lead generation activities consist primarily of customer referrals, internet advertising, telemarketing, e-mail marketing, social marketing, trade shows, industry events and press releases. Our marketing programs target our prospective customers’ digital commerce executives, senior business leaders and c-suite executives. We also host frequent conferences in which customers participate, including an annual global customer conference, and we present a variety of programs with our LINK ecosystem of partners designed to help accelerate cross-channel digital commerce success with our integrated platform.

Technology, Operations and Development

Technology

Since inception, we have designed our solutions in a cloud-based architecture, which our customers can access through a standard web browser. Our solutions use a single code base, with all of our customers running on the current version of our software. Our technology platform has several key design elements:

•

Scalability. The cloud architecture of Demandware Commerce handles sudden spikes in traffic by allocating capacity. We proactively deliver updates and feature upgrades so our customers’ sites operate at peak efficiency. Demandware Commerce allocates computing power to each digital commerce site as needed to minimize page load times. Our platform has been benchmarked to handle at least 1,400 dynamic page views per second.

•

Reliability. Our state-of-the-art data centers in North America, Europe and Asia ensure high performance and redundancy for our customer base. We support large transaction volumes and seasonal peaks in site traffic and have provided 99.99% average platform availability (excluding planned down time) since 2005.

•

Security. Our platform secures millions of transactions per year and has met the PCI-DSS Level 1 Service Provider set of comprehensive requirements for enhancing payment account data security. The PCI-DSS is a multi-faceted security standard that includes requirements for security management, policies, procedures, network architecture, software design and other critical protective measures. Our platform has been PCI-DSS-compliant since June 2007 and undergoes an annual assessment conducted by a PCI Council Qualified Security Assessor. In addition, we comply with SOC 2 Type 1 requirements and obtain a compliance report annually.

•

Ease of Deployment. Our customers run on a shared infrastructure, creating scalability and redundancy not possible with typical single-tenant providers. In a typical single-tenant environment, every new stack must be separately purchased, provisioned, managed, scaled and backed-up. In our multi-tenant architecture, we can quickly and easily create new environments for development, testing, staging, and production, thus delivering significant cost and time savings for our customers.

•

Flexibility. Our standards-based open framework allows our customers to develop, build, and integrate third-party technologies. Our customers can innovate their site experience using the Eclipse-based open development environment and our UX Studio application to create a unique and relevant branded experience. Using a standards-based server-side scripting language, users can quickly create new logic to business processes, new custom objects, web services calls, integrations to back-end systems and XML data processing. In addition, our scalable open commerce APIs allow external web applications and enterprise software to interface with shopping functionality, which enables developers to create highly customized consumer experiences.

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

Operations

We physically host our cloud-based solutions for our customers in secure data center facilities located in North America, Europe and Asia. We contract for use of these data center facilities primarily from Equinix

Operating Co. and NaviSite. We engineer and architect the actual computer, storage and network systems upon which our platform operates, which we call our grid computing points of delivery, or PODs, and deploy them to the data center facilities, which provide physical security, including manned security, 24 hours a day, 365 days a year. We currently operate 17 PODs. The data center facilities also have biometric access controls, redundant power and environmental controls. We provide system security, including firewalls and encryption technology, and we conduct regular system tests and vulnerability assessments. In the event of a failure, we have engineered our computing grid with back-up and redundancy capabilities designed to provide for business continuity.

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

Competition

The market for digital commerce software, services and solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. Our primary sources of competition include:

•	in-house development efforts by potential customers or their web consultants;

•	licensed application vendors, such as IBM, Oracle/ATG, eBay/Magento and SAP/hybris;

•	full-service e-commerce business process outsourcers, such as Digital River and eBay/GSI Commerce; and

•	providers of hosted on-demand subscription and SaaS services, such as MarketLive and Venda.

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

Intellectual Property and Proprietary Rights

Our intellectual property and proprietary rights are important to our business. To safeguard them, we rely on a combination of patent, copyright, trade secret, trademark and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have three issued U.S. patents. We have confidentiality and license agreements with employees, contractors, customers, distributors and other third parties, which limit access to and use of our proprietary information and software. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.

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

Third-party infringement claims are also possible in our industry, especially as software functionality and features expand, evolve, and overlap with other industry segments. Third parties, including non-practicing patent holders, have from time to time claimed, and could claim in the future, that our customers’ sites infringe patents they now hold or might obtain or be issued in the future, and, in most cases, we have agreed to indemnify our customers against claims that our products infringe the intellectual property rights of third parties. We have also received direct claims from such third party entities alleging infringement. See “Risk Factors—We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.”

Seasonality

Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to our customers’ revenue peaks during the holiday season, which correspondingly results in higher subscription revenue in the fourth quarter than in other quarters. As a result, we have historically had higher subscription revenue in our fourth quarter than other quarters in a given year. Revenue for the fourth quarter represented 32.9%, 33.1%, and 34.3% of our total revenue in 2011, 2012 and 2013, respectively.

Business Segment and Geographical Information

We operate in a single operating segment. For geographical financial information, see Note 2 to our consolidated financial statements, which are incorporated herein by reference.

Employees

At December 31, 2013, we had 383 employees, including 151 in sales and marketing and 86 in research and development. Except in France, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we believe that our relations with our employees are good.

Corporate Information

We were incorporated in Delaware in February 2004 as SSE Holding, Inc. and changed our name to Demandware, Inc. in August 2004. Our principal executive office is located at 5 Wall Street, Burlington, Massachusetts 01803 and our telephone number is (888) 553-9216.

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

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced net losses of $20.9 million, $8.1 million, and $1.4 million in 2013, 2012, and 2011, respectively. At December 31, 2013, our accumulated deficit was $97.6 million and total stockholders’ equity was $259.6 million. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the year ended December 31, 2013, our ten largest customers by revenue accounted for an aggregate of approximately 28% of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

Our business is subject to online security risks, including security breaches.

Our business involves the storage and transmission of our customers’ and our customers’ consumers’ proprietary information, including financial information, such as payment card information, and other personally identifiable information. Recently, certain prominent retail companies have disclosed breaches of their security resulting from sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable, deny, disrupt, destroy or degrade services or systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Our systems may also be vulnerable to computer viruses or other malware, physical or electronic break-ins and similar disruptions, and certain of our customers have experienced “denial-of-service” type attacks that have, in certain instances, made all or portions of certain customers’ websites unavailable for periods of time. In addition, online consumers have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that may lead to the misappropriation of user names, passwords, payment card numbers, or other sensitive information or to the introduction of computer viruses or other malware to users’ computers. Data security breaches may also result from non-technical means, such as, malicious actions by a disgruntled employee or former employee or contractor.

We rely on encryption and authentication technology from third parties to provide the security and authentication to effectively secure transmission of confidential information, including consumer payment card numbers. Such technology may not be sufficient to protect the transmission of such confidential information or these technologies may have material defects that may compromise the confidentiality or integrity of the transmitted data. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. A party that is able to circumvent our security measures or the security measures of our third party vendors could misappropriate our, our customers’ or our customers’ consumers’ proprietary information, cause interruption in our operations, damage our computers or those of our customers or our customers’ consumers, alter sensitive information or system configurations, or otherwise damage our reputation.

Security breaches and related malicious acts could cause us to incur substantial costs and encounter loss of customer confidence, which could materially adversely affect our reputation and results of operations or cause material harm to our business. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed resulting in damage to our reputation and loss of current or prospective customers. There may be vulnerabilities in our systems that result in significant threats that we cannot mitigate. Such vulnerabilities may lead to sustained heightened exposure of breach or may require us to disable service for an extended period of time. Also any compromise of our security could result in a violation of applicable privacy and other laws, trigger disclosure obligations, and expose us to significant legal and financial exposure. Further, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues may become more difficult and costly as we expand our operations and the services and features that we provide to our customers. Our insurance policies coverage limits may not be adequate to reimburse us for losses caused by security breaches.

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

We manage our services and serve all of our customers from a limited number of third-party data center facilities. While we engineer and architect the actual computer and storage systems upon which our platform runs, which we call our grid computing points of delivery, or PODs, and deploy them to the data center facilities, we do not control the operation of these data center facilities.

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

We have adopted a variable pricing model whereby we participate in a share of our customers’ gross revenue processed on our platform. This pricing model aligns our interests with those of our customers and requires us to expand our processing and support infrastructure as activity on our customers’ digital commerce sites increases. All of our customer contracts are based on a variable pricing model. If customers were to demand a fixed pricing model that did not provide for variability based on their level of usage of our platform, our financial results could be adversely affected.

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

The seasonality of our business creates variance in our quarterly revenue.

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

Our success depends upon the general public’s continued willingness to use the internet, whether through a computer, smart phone or tablet, as a means to purchase goods, communicate, and conduct and research commercial transactions. If consumers became unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to users’ computers, smart phones or tablets, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be materially adversely affected.

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

We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources as does integrating third-party content and technology. Some of the third parties that sell our solutions have the direct contractual relationships with our ultimate end-user customers, and therefore we risk the loss of such customers if the third parties fail to perform their obligations. If the performance of our third party partners is not well received by our customers, our brand and reputation could be negatively affected. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and may not have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solutions. In addition, these distributors and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors, and it is possible that they may not be able to devote the resources we expect to the relationship.

If we are unsuccessful in establishing or maintaining our relationships with certain of these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

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

We have received direct demands from such third party entities claiming infringement of patents owned by them. In addition, in most instances, we have agreed to indemnify our customers against certain claims that our products infringe the intellectual property rights of third parties. We have received indemnification requests from many customers that have received letters from, or been sued by, non-practicing entities claiming infringement of patents owned by them. Many of those underlying claims, and the extent, if any, of our indemnification obligations, have not yet been resolved. Some of these patents are the subject of pending legal proceedings between the patent owners and one or more major companies engaged in digital commerce, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against us or our customers. Also, because the patent owners have asserted the same patents against multiple customers, an adverse resolution in the case of one customer could lead to adverse resolutions in the cases of other customers and such claims could potentially lead to greater exposure for us than for any single customer. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

As digital commerce evolves, federal, state and foreign agencies have adopted and could in the future adopt regulations covering issues such as user privacy, content, data protection and breach notification and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render our business unprofitable. Our digital commerce solutions enable our customers to collect, manage and store a wide range of consumer data. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including member states of the European Union, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, or our customers may terminate their relationships with us.

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

Outside of the United States, we currently maintain offices and/or have sales personnel in Australia, Austria, Canada, China, Denmark, France, Germany, the Netherlands, and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•

localization of our solutions, including translation into foreign languages and adaptation for local practices, such as the local practice in China for consumers to purchase through discount channels like TMall.com rather than directly from the retailer, which could limit our revenue growth in that market, and regulatory requirements;

•	lack of familiarity and burdens of complying with foreign laws, such as privacy and indemnification laws, legal standards, regulatory requirements, tariffs, and other barriers;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations and differing employer/employee relationships;

•	fluctuations in exchange rates that may increase the volatility of our foreign based revenue;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

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

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2013 and in each year thereafter. Our auditors also need to attest to the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of any material weaknesses in our internal control over financial reporting.

We have incurred significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

Current or future acquisitions, investments or new business relationships may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. For one or more of those transactions, we may:

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

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, such as our president and chief executive officer, our chief financial officer, our chief operating officer and our chief technology officer. Our chief financial officer has recently announced his pending departure, and other key employees may terminate employment with us at any time with no advance notice. The replacement of any key officer likely would involve significant time and costs, and the loss of any key officer may significantly delay or prevent the achievement of our business objectives.

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

When we sell subscriptions and services in a single arrangement, which is sometimes referred to as a multiple-element arrangement, we recognize the services revenue ratably over the longer of the related subscription term or the estimated expected life of the customer relationship. During 2012 and prior our estimated expected life of a customer relationships ranged from three to six years. At December 31, 2012, we increased the estimated expected life to just over six years after considering additional renewal history during the year. This has resulted in services revenue being recognized over a longer period. At December 31, 2013, we confirmed the estimated expected life of our customers remains just over six years. We continue to evaluate the length of the estimated expected life of our customer relationships as we gain more experience with customer renewals. Future changes in the estimated expected life of our customer relationship periods could result in the recognition of services revenue over a longer or shorter period of time than previously planned, making it difficult to forecast future results. Costs associated with providing these services are recognized as incurred, resulting in variability in our gross margins when costs and revenue are recorded in different periods.

During 2010 and prior years, when we sold services in a separate arrangement after a customer’s initial use of our digital commerce solution, we recognized revenue from those services as one unit of accounting together with the related subscription revenue ratably over the remaining term of the subscription agreement. Costs associated with providing these services were recognized as incurred, resulting in variability in our gross margins as costs and revenue were recorded in different periods. Under the revenue recognition guidance that we adopted on January 1, 2011, we recognize revenue from services sold, or materially modified, together with the costs associated with providing the services, as the services are provided. This will result in our future services revenue being recognized over differing periods, which may make our operating results more difficult to understand and less indicative of trends in our services business.

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

The U.S., Europe, and other global economies have experienced a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in the level of unemployment and uncertainty about economic stability. Global credit and financial markets, including those in Europe, have continued to experience disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions, and there is no certainty that economic conditions will not deteriorate further. These uncertainties may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and retailers to postpone spending, which may cause our customers to decrease or delay their purchases of our solutions. In addition, the inability of consumers to obtain credit could negatively affect our revenue. Financial difficulties experienced by third parties with whom we have entered relationships and upon whom we depend in order to grow our business could detract from the quality or timeliness of the products or professional services they provide to us, which could adversely affect our reputation and relationships with our customers.

If the current uncertain economic conditions continue or further deteriorate, we could be required to record charges relating to restructuring costs or the impairment of assets, and our business and results of operations could be materially adversely affected.

Our investment portfolio may become impaired by deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of December 31, 2013 consisted of corporate bonds and commercial paper, money market mutual funds, municipal securities, certificates of deposit, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2013, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Our shares of common stock began trading on the New York Stock Exchange on March 15, 2012. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $16.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $76.53 per share and an intra-day trading low of $21.35 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they publish negative evaluations of our stock, the price of our stock and trading volume could decline.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•	establish a classified board of directors with staggered three-year terms so that not all members of our board are elected at one time;

•	provide that directors may be removed by stockholders only for cause;

•	limit the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	require advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	authorize blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

•	limit the liability of, and providing indemnification to, our directors and officers.

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

Under the Sarbanes-Oxley Act of 2002, our management is required to assess the impact of control deficiencies based upon both quantitative and qualitative factors, and depending upon that analysis we classify such identified deficiencies as either a control deficiency, significant deficiency or a material weakness. One element of our analysis of the significance of any control deficiency is its actual or potential financial impact. This assessment will vary depending on our level of pre-tax income or loss. For example, a smaller pre-tax income or loss will increase the likelihood of a quantitative assessment of a control deficiency as a significant deficiency or material weakness. To the extent that our pre-tax income or loss is relatively small, if management identifies an error in our interim or annual financial statements, it is more likely that such an error may be determined to be a material weakness or be considered a material error that could, depending upon the complete quantitative and qualitative analysis, result in our having to restate previously issued financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal offices are located in Burlington, Massachusetts where we occupy approximately 69,000 square feet of office space under two operating leases, one of which covers approximately 32,000 square feet of office space and expires in July 2017, and the other of which covers approximately 37,000 square feet of office space and expires in October 2019, subject to an early termination option that may be exercised by the sub-landlord, in which case we would be required to vacate the premises no later than November 2015. We also have offices in Jena and Munich, Germany, London, England, Amsterdam and Utrecht, Netherlands, Lyngby, Denmark, Paris, France, Sydney, Australia, and Shanghai, China to support our international operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us or our customers in the form of letters and other forms of communication. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

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

	Fiscal 2012*		Fiscal 2013
	High	Low	High	Low
First Quarter	$31.45	$23.59	$33.76	$24.06
Second Quarter	31.11	23.69	42.41	24.94
Third Quarter	32.04	22.52	49.10	41.72
Fourth Quarter	33.93	24.64	64.37	45.50

*	First quarter for fiscal 2012 is from March 15, 2012.

Holders of Record

As of January 31, 2014 there were 135 stockholders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.

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

The following comparative stock performance graph compares the cumulative total stockholder return on our common stock from March 15, 2012 through December 31, 2013 with the cumulative total return of the Russell 2000 Index and the NASDAQ Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 15, 2012 and the reinvestment of all dividends, if any.

	3/15/2012	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Demandware, Inc.	$100.00	$126.32	$100.42	$134.59	$115.81	$107.46	$179.78	$196.40	$271.81

Russell 2000 Index	$100.00	$99.95	$96.48	$101.55	$101.97	$114.61	$118.14	$130.20	$141.56

NASDAQ Computer Index	$100.00	$101.06	$93.96	$99.98	$92.98	$95.41	$97.60	$108.86	$124.71

The comparisons shown in the graph are based upon historical data. The stock price performance reflected on the graph below is not necessarily indicative of future price performance. See the disclosure in Part I, Item 1A. “Risk Factors.”

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

In November 2013, we completed a follow-on offering in which we sold 3,310,098 shares of our common stock, including shares of certain shareholders who sold 810,098 shares of our common stock, at a price of $57.00 per share. In December 2013, we sold an additional 496,515 shares of our common stock pursuant to the underwriters’ option to purchase additional shares, at a price of $57.00 per share. We received proceeds from the public offering of $163.1 million net of underwriting discounts and commissions, but before offering expenses of $0.5 million. We received no proceeds from the sale of our common stock by the selling shareholders.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). At December 31, 2013, all expenses incurred in connection with the offering have been paid.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statements of operations data for the years ended December 31, 2011, 2012 and 2013 and the consolidated balance sheet data at December 31, 2012 and 2013 are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2009 and 2010 and the consolidated balance sheet data at December 31, 2009, 2010 and 2011 are derived from our audited consolidated financial statements that are not included in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$95,733	$67,930	$47,219	$28,714	$16,085
Services	8,003	11,545	9,328	7,976	5,312

Total revenue	103,736	79,475	56,547	36,690	21,397
Cost of revenue:
Subscription	17,157	13,015	9,511	6,222	3,964
Services	10,860	11,326	10,196	8,282	11,533

Total cost of revenue	28,017	24,341	19,707	14,504	15,497

Gross profit	75,719	55,134	36,840	22,186	5,900
Operating expenses:
Sales and marketing	52,384	33,496	19,847	10,883	7,304
Research and development	20,787	15,085	11,182	6,091	4,950
General and administrative	23,337	13,712	6,567	4,179	3,729

Total operating expenses	96,508	62,293	37,596	21,153	15,983

(Loss) income from operations	(20,789)	(7,159)	(756)	1,033	(10,083)
Other income (expense), net	483	(544)	(443)	(582)	(239)

(Loss) income before provision for income taxes	(20,306)	(7,703)	(1,199)	451	(10,322)
Provision for income taxes	574	421	212	142	55

Net (loss) income	$(20,880)	$(8,124)	$(1,411)	$309	$(10,377)
Accretion for redeemable preferred stock	—	(1,172)	(5,274)	(5,106)	(4,322)

Net loss attributable to stockholders	$(20,880)	$(9,296)	$(6,685)	$(4,797)	$(14,699)

Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.39)	$(1.75)	$(2.44)	$(7.83)

Weighted average common shares outstanding, basic and diluted	30,795	24,063	3,823	1,967	1,878

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$242,425	$58,877	$14,939	$17,148	$7,181
Working capital	269,219	104,023	8,725	7,516	82
Total assets	323,931	139,328	42,886	37,028	20,066
Notes payable	1,524	2,353	1,882	1,821	767
Total preferred stock	—	—	87,603	82,329	69,844
Total stockholders’ equity (deficit)	259,605	94,590	(84,620)	(81,114)	(78,344)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth in Item 8. “Financial Statements and Supplementary Data.” The following discussion also contains forward-looking statements that involve a number of risks and uncertainties. See Part I, “Special Note Regarding Forward-Looking Statements” for a discussion of the forward-looking statements contained below and Part I, Item 1A. “Risk Factors” for a discussion of certain risks that could cause our actual results to differ materially from the results anticipated in such forward-looking statements.

Overview

We are a leading provider of enterprise-class cloud-based digital commerce solutions for retailers and branded manufacturers. Our digital commerce platform, Demandware Commerce, enables customers to establish and execute complex digital commerce strategies that include global expansion, multi-brand rollouts and omni-channel operations. We enable companies to easily design, implement and manage their own customized digital commerce sites, including websites, mobile applications, in-store solutions and other digital storefronts. Through our highly scalable, secure and open Demandware Commerce platform, our customers create seamless brand experiences to reach their consumers across all digital touch points globally.

We sell subscriptions to our on-demand software and related services through both a direct sales force and indirect channels. Our current customers consist of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods, general merchandise and other categories.

We were incorporated in 2004, and initially focused on building our cloud-based architecture and merchandising applications to allow us to service our customers. The market opportunity for our solutions has increased significantly in the last several years, due both to increased acceptance of software as a service, or SaaS, or cloud-based, solutions across large enterprises and to greater recognition of the benefits of our solutions, which include enhanced merchandising functionality, high reliability, safety and security, ease of deployment, reduced time-to-market, flexible site customization, omni-channel distribution capabilities and availability of continual software innovation. From December 31, 2009 to December 31, 2013, the number of customers using our Demandware Commerce platform increased from 40 to 204, a 50.3% compound annual growth rate, or CAGR, and the number of sites operating on our platform increased from 104 to 820, a 67.6% CAGR.

We derive most of our revenue from subscriptions to our on-demand platform and related services. Subscription fees are generally based on a revenue share pricing model, in which our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. If a customer processes more gross revenue than its committed minimum level, then the customer is required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion of these fees is recorded in the fourth quarter. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Customer contracts are generally non-cancellable for a minimum term that is approximately three years and range up to seven years.

Subscription revenue accounted for 83.5%, 85.5%, and 92.3% of our total revenue during the years ended December 31, 2011, 2012 and 2013, respectively. Subscription revenue is driven primarily by the number of customers we have, the number of digital commerce sites they operate on our platform, the contracted minimum value of our subscription agreements and the gross revenue generated from our customers in excess of their committed minimum levels. To date, revenue generated by our customers’ traditional web e-commerce sites has been the primary driver of our subscription revenue. However, we believe that our omni-channel capabilities, including mobile, in-store, social and other digital channels, have been and will continue to be important factors in our new customers’ purchasing decisions and existing customer renewals.

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

Our revenue growth has been driven by an increased number of customers, as well as an increase in our average subscription revenue per customer. We have increased the number of customers operating on our platform from 40 as of December 31, 2009 to 204 as of December 31, 2013. In addition, our average revenue per customer has continued to increase as our customers grow their online revenue processed on our platform through organic revenue growth of existing sites and the launching of new sites in new geographies for new brands or new channels. The number of sites that our customers operate on our platform increased from 104 as of December 31, 2009 to 820 as of December 31, 2013.

Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to our customers’ revenue peaks during the holiday season, which correspondingly result in higher overage fees in the fourth quarter than in other quarters. As a result, revenue in the first quarter generally declines sequentially from the fourth quarter. For the quarter ended March 31, 2013, subscription revenue was 17.3% lower than subscription revenue for the quarter ended December 31, 2012.

Our cost of revenue and operating expenses have increased in absolute dollars over the last year due to our need to increase bandwidth and capacity to support customer revenue growth on our platform. We expect that our cost of revenue and operating expenses will continue to increase in absolute dollars as we continue to invest in our growth and incur additional costs as a public company.

We believe the large and growing market for cloud-based digital commerce solutions will provide us with significant growth opportunities. As digital commerce transactions continue to account for a greater proportion of all retail sales, we believe that retailers and branded manufacturers will continue to enhance the performance and functionality of their digital commerce sites, increase their number of sites and expand their online presence to encompass multiple digital channels such as in-store digital solutions. Just as companies have increasingly chosen cloud-based solutions as an attractive alternative to costly and inflexible on-premise solutions for their enterprise-wide applications, we believe that retailers and branded manufacturers will increasingly adopt cloud-based solutions for their digital commerce needs.

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

Public Offerings

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

In November 2013, we completed a follow-on offering in which we sold 3,310,098 shares of our common stock, including shares of certain shareholders who sold 810,098 shares of our common stock, at a price of $57.00 per share. In December 2013, we sold an additional 496,515 shares of our common stock pursuant to the underwriters’ option to purchase additional shares, at a price of $57.00 per share. We received proceeds from the public offering of $163.1 million net of underwriting discounts and commissions, but before offering expenses of $0.5 million. We received no proceeds from the sale of our common stock by the selling shareholders.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under “Basis of Presentation,” and we discuss other key metrics below.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of December 31, 2013, we had 204 customers. For more information about our customers, see “Business—Customers.”

Number of Customer Sites

Since our customers generally operate more than one site across various geographies, channels and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of December 31, 2013, our customers were operating 820 sites on our platform.

Subscription Dollar Retention Rate

We believe that our ability to retain our customers and expand their digital commerce revenue growth on our software platform over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our subscription dollar retention rate. We calculate the subscription dollar retention rate by dividing the retained average contract value of subscription revenue by the previous average contract value of subscription revenue. We define retained average contract value of subscription revenue as the average annual contract value from committed subscription fees for all contracts that renew in a given period. We define previous average contract value of subscription revenue as the average annual contract value from committed subscription fees for all contracts that expire in that same period. Since our customer contracts are typically three years, we have a limited history of quantifying our subscription dollar retention rate. However, although we have lost individual customers from time to time, our customers that have renewed their subscriptions have tended to increase their subscription commitment level to align with their increasing gross revenue volumes. As a result, our subscription dollar retention rate has been above 100% in 2011, 2012 and 2013.

Total Contract Value Backlog

As of December 31, 2013, we had contract backlog, which consists of total committed minimum subscription fees plus our deferred revenue, of approximately $348.6 million compared with backlog of approximately $208.2 million as of December 31, 2012, due largely to the increased number of new customers. Backlog does not include any anticipated overage fees. Because revenue for any period is a function of revenue recognized from deferred revenue and backlog under contracts in existence at the beginning of the period as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Key Components of Our Results of Operations

Revenue

Subscription Revenue

We derive our subscription revenue from fees paid to us by our customers for their access to our cloud-based digital commerce solutions for a specified period of time. Fees are generally based on a revenue share of the total gross revenue our customers process through their sites operating on our platform, and include a committed level of gross revenue from which a minimum monthly, quarterly or annual, subscription fee is derived. Customer contracts are generally non-cancellable for a minimum period that is typically three years and range up to seven years. If customers process more than their committed gross revenue, then we bill overage fees for the difference between the resulting revenue share and their committed minimum fee at the rates applicable in their contracts for the actual volume of revenue achieved. Overage fees represented 33.9%, 32.7% and 33.2% of subscription revenue for the years ended December 31, 2011, 2012 and 2013, respectively. If customers process less than their committed gross revenue, no credits or refunds are given.

We recognize the minimum subscription fee ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Revenue from overage fees is recognized in the period in which that volume is processed and earned. We also derive revenue from annual solution support fees when the services are first activated. The annual solution support fees are recorded as deferred revenue and recognized as revenue ratably on a straight-line basis over the related subscription term. Set up fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the term of the subscription agreement or the estimated expected life of the customer relationship. As we gain more experience with customer renewals, we continue to evaluate the estimated life of our customers. At December 31, 2013, we confirmed the estimated expected life of our customers, which remains just over six years. See “Critical Accounting Policies and Estimates” for further details of this change in accounting estimate.

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

When we perform our services, we often supplement our internal resources with third-party contractors. We also work with a variety of system integrators who frequently lead implementation efforts. Finally, we have strategic relationships with companies who provide a full-service, comprehensive, end-to-end solution by combining our Demandware Commerce platform with a host of complementary services and technologies, such as logistics and warehousing, and who also lead implementation efforts as part of this comprehensive service. The cost of these services will fluctuate from quarter to quarter based on the number of customers that are in the process of implementation, and also based on the extent to which the services are implemented by us or a third party.

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

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in absolute dollars as we continue to expand our business both domestically and internationally. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

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

We have focused our research and development efforts on continuously improving our platform, including feature innovation as well as platform extension. We believe that our research and development activities are efficient, because we benefit from maintaining a single software code base. We expect research and development expenses to increase in absolute dollars as we add new functionality on the platform, extend our reach into store applications and expand our platform scalability.

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

Other Income (Expense)

Interest Income

Interest income consists of interest income and realized gains and realized losses on our cash equivalents, and investments in marketable securities

Interest Expense

Interest expense consists primarily of interest expense from borrowings under our credit facility and our promissory notes; and amortization of debt issuance costs.

Other Income (Expense)

Other income (expense), net consists of income and expense associated with fluctuations in foreign currency exchange rates and changes in fair value of preferred stock warrant liabilities. We expect other (expense) income to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

Provision for Income Taxes

The provision for income taxes is related to certain foreign and state income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our U.S. federal and state net deferred tax assets, we have not historically recorded a provision for federal and state income taxes.

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

We also derive revenue from services related to the subscription to our digital commerce solutions. Services revenue consists primarily of fees associated with application configuration, integration and training. Our services are performed by us directly, or by third party service providers, distributors or customers themselves without our involvement. Services that are sold after a customer launches its initial digital commerce site assist customers with the configuration and integration of our solution. These have standalone value because customers who purchase these services are already operating on our platform. Services that are sold after a customer launches an initial site are billed and recognized as revenue as the services are provided. Services that are sold with the subscription prior to the customer’s use of our digital commerce platform are recognized ratably over the longer of the term of the subscription agreement or estimated expected life of the customer relationship. As we gain more experience with customer renewals, we continue to evaluate the estimated life of our customers. At December 31, 2013, we confirmed the estimated expected life of our customers remains just over six years. We will continue to evaluate the length of the amortization period and it is possible that, in the future, the estimated expected customer life may change and, if so, the period of amortization will be adjusted.

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

After we determine the selling price of revenue allocable to each deliverable based on the relative selling price method for bundled arrangements, we recognize the revenue for each deliverable based on the type of deliverable. For subscriptions to our solution, we recognize the revenue on a straight-line basis over the term of the customer agreement, which is typically three years. For services sold after a customer launches its initial site, we generally recognize revenue using the proportional performance method over the period the services are performed.

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

Stock-based compensation expense is expected to increase in 2014 compared to 2013 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.

Accounting for Income Taxes

We use the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using rates anticipated to be in effect when such temporary differences reverse. A valuation allowance against deferred tax assets is recorded, based upon the available evidence, if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The unrecognized tax benefits are currently presented as a reduction to the deferred tax assets in the financial statements, unless the uncertainty is expected to be resolved within one year. Potential interest and penalties associated with such unrecognized tax benefits are recorded as a component of income tax expense.

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue:
Subscription	92.3%	85.5%	83.5%
Services	7.7	14.5	16.5

Total revenue	100.0	100.0	100.0
Cost of revenue:
Subscription	16.5	16.4	16.8
Services	10.5	14.2	18.0

Total cost of revenue	27.0	30.6	34.8

Gross profit	73.0	69.4	65.2
Operating expenses:
Sales and marketing	50.5	42.1	35.1
Research and development	20.0	19.0	19.8
General and administrative	22.5	17.3	11.6

Total operating expenses	93.0	78.4	66.5

Loss from operations	(20.0)	(9.0)	(1.3)
Other income (expense), net	0.5	(0.7)	(0.8)

Loss before provision for income taxes	(19.5)	(9.7)	(2.1)
Provision for income taxes	0.6	0.5	0.4

Net loss	(20.1)%	(10.2)%	(2.5)%

Comparison of Years Ended December 31, 2013, 2012 and 2011

Revenue

	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands)
Subscription revenue	$95,733	$67,930	$47,219	$27,803	40.9%	$20,711	43.9%
Percentage of total revenue	92.3%	85.5%	83.5%
Services revenue	$8,003	$11,545	$9,328	$(3,542)	(30.7)%	$2,217	23.8%
Percentage of total revenue	7.7%	14.5%	16.5%

Subscription revenue. Subscription revenue increased by $27.8 million, or 40.9%, from 2012 to 2013. The increase was driven primarily by an increase of $19.1 million in revenue from new customers. We had 204 customers and 820 sites operating on our platform as of December 31, 2013, an increase from 151 customers and 579 sites operating on our platform as of December 31, 2012. In addition, revenue from existing customers net of revenue declines from customer terminations grew $8.7 million from 2012 to 2013. The increase in revenue from existing customers resulted from both organic site growth and the launch of additional sites in 2013. Our customers launched 241 net new sites in 2013, an increase of 10.6% from 218 net new sites in 2012. Revenue realized from overage fees from both new and existing customers increased from $22.2 million to $31.8 million, and represented 32.9% and 33.2% of subscription revenue for the years ended December 31, 2012 and 2013, respectively.

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

Services revenue. Services revenue decreased by $3.5 million, or (30.7)%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customer’s use of our digital commerce platform ratably over the estimated life of our customer base, which was three to six years for revenue recognized in the 2012 period, and slightly greater than six years for revenue recognized in 2013. Revenue from service engagements sold with the subscription declined $3.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, with $1.5 million of the decrease due to the change in estimated expected customer life that was assessed at December 31, 2012 and $2.5 million of the decrease due to our realizing the remaining portion of the deferred services revenue balance in the fourth quarter of 2012 from one large customer, as a result of the insolvency filing by that customer, and the cessation of that relationship. Additionally, the decrease was driven by a decrease of $0.7 million less in services performed after our customers launched their sites on our platform compared to the 2012 period. These decreases in services revenue were partially offset by an increase of $0.7 million in fees received from our network of partners during the year ended December 31, 2013 as compared to the same 2012 period. Additionally, fees received from sponsors of and participants attending our global customer conference increased $0.5 million during the same period of 2013 over 2012.

Services revenue increased $2.2 million, or 23.8%, from 2011 to 2012. The increase was driven by an increase in the number of customers for which we recognized revenue from service engagements sold with the subscription prior to the customer’s initial site launch on our digital commerce platform. We accelerated $0.8 million of deferred revenue from one large customer in the fourth quarter of 2012 that we would otherwise have recognized in 2013 because this customer commenced formal insolvency proceedings and, as a result of such filing, we terminated the subscription agreement with this customer. Additionally, the increase was driven by an increase of $0.5 million more in services performed after our customers launched their sites on our platform compared to the 2011 period. Moreover, fees received from sponsors of and participants attending our global customer conference increased $0.3 million during the same period of 2012 over 2011. Additionally, we recognized $0.4 million during 2012 from our LINK partner membership program. No such fee-based membership program existed in 2011.

Cost of Revenue

	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands)
Cost of subscription revenue	$17,157	$13,015	$9,511	$4,142	31.8%	$3,504	36.8%
Percentage of subscription revenue	17.9%	19.2%	20.1%
Gross margin	82.1%	80.8%	79.9%
Cost of services revenue	$10,860	$11,326	$10,196	$(466)	(4.1)%	$1,130	11.1%
Percentage of services revenue	135.7%	98.1%	109.3%
Gross margin	(35.7)%	1.9%	(9.3)%

Cost of subscription revenue. Cost of subscription revenue increased $4.1 million, or 31.8%, from 2012 to 2013. The increase was primarily attributable to $0.9 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $2.0 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2013 period. In addition, we increased our headcount in our support and technical operations teams throughout 2013 and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $1.3 million in 2013.

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

Cost of services revenue. Cost of services revenue decreased $0.5 million, or (4.1)%, from 2012 to 2013. The decrease was primarily attributable to $1.9 million of decreased outside consulting expenses resulting from a decreased use of third-party contractors to assist our direct services implementation teams, offset by $1.1 million of increased personnel and related expenses, of which $0.5 million related to stock compensation expense. While we experienced an increase in the number of customers in the implementation phase during the year ended December 31, 2013, because more of our implementations were led by third party integrators, the number of implementations performed directly and solely by our client service team decreased by 73% as compared to the year ended December 31, 2012. Our increased use of third party integration partners to service our customer implementations has allowed us to enable more customers to launch sites on our platform while minimizing the additional headcount required by us to perform the implementation, which has enabled us to control our internal costs.

Cost of services revenue increased $1.1 million, or 11.1%, from 2011 to 2012. The increase was primarily attributable to $1.8 million of increased personnel and related expenses due to increased client services headcount due to our expansion into new geographical regions and the increased number of customer implementations conducted in 2012 versus 2011, and $0.2 million of increased allocated overhead costs such as rent, information technology, or IT, costs, and depreciation and amortization expenses incurred as a result of our growth. During the year ended December 31, 2012, we experienced an approximate 26% increase in the average headcount when compared to the year ended December 31, 2011. These increased personnel related and overhead expenses are offset by a $1.0 million decrease in outside consulting expenses, resulting from a decreased use of third-party contractors to assist our direct services implementation teams. While we experienced an increase in the number of customers in the implementation phase during the year ended December 31, 2012, because more of our implementations were led by third party integrators, the number of implementations performed directly and solely by our client service team decreased by 33% when compared to the prior period. Our increased use of third party integration partners to service our customer implementations has allowed us to enable more customers to launch sites on our platform while minimizing the additional headcount required by us to perform the implementation which has enabled us to control our internal costs.

Operating Expenses

Sales and Marketing

	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands)
Sales and marketing	$52,384	$33,496	$19,847	$18,888	56.4%	$13,649	68.8%
Percentage of total revenue	50.5%	42.1%	35.1%

Sales and marketing expenses for the year ended December 31, 2013 increased by $18.9 million, or 56.4%, compared to the year ended December 31, 2012. The increase was attributable to the continued expansion of our sales force to address increased opportunities in new and existing markets. Throughout 2013, we added employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $7.7 million of increased personnel and related expenses, of which $2.5 million related to stock compensation expense. In addition, commissions and sales bonuses increased by $6.2 million, or 102.7%, in 2013 as a result of an increase in new customers acquired during 2013. Additionally, we incurred $1.4 million of increased travel and entertainment expenses and $0.9 million of increased costs such as rent, information technology, or IT, costs and depreciation and amortization expenses incurred as a result of our growth. Additionally, marketing program expenses increased $2.2 million in 2013 as we increased the size of our annual global customer conference and also increased the level of spending to enhance our global brand. Finally, we incurred $0.5 million of increased business and corporate development expenses in 2013.

Sales and marketing expenses increased $13.6 million, or 68.8%, from 2011 to 2012. The increase was attributable to the expansion of our sales force to address increased opportunities in new and existing markets. Total headcount within sales and marketing increased from 76 at December 31, 2011 to 120 at December 31, 2012, an increase of 57.9%. We added employees within our direct sales, business development and marketing organizations in both North America and Europe which contributed to $8.8 million of increased personnel and related expenses, of which $1.6 million related to stock compensation expense. In addition, commissions and sales bonuses increased by $1.5 million, or 32.9%, in the 2012 period as a result of an increase in new customers acquired during the 2012 period. Travel expenses also increased $0.4 million in the 2012 period as a result of the increase in headcount. Additionally, marketing program expenses increased $2.0 million in the 2012 period as we increased the size of our annual global customer conferences and also increased the level of spending to enhance our global brand. Finally, we incurred $0.8 million of increased allocated overhead costs such as rent, IT costs, and depreciation and amortization expenses incurred as a result of our growth.

Research and Development

	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands)
Research and development	$20,787	$15,085	$11,182	$5,702	37.8%	$3,903	34.9%
Percentage of total revenue	20.0%	19.0%	19.8%

Research and development expenses for the year ended December 31, 2013 increased by $5.7 million, or 37.8%, compared to the year ended December 31, 2012. The increase was attributable to investments made to enhance and improve the functionality of our digital commerce platform. Throughout 2013, we increased our engineering headcount, which contributed to increased personnel and related expenses of $6.7 million, of which $2.1 million related to stock compensation expense. As a direct result of our increased engineering headcounts, we decreased contractor costs $1.9 million in 2013. We also incurred increased expenses of $0.9 as a result of our growth, which includes $0.4 million of increased allocated overhead costs, such as rent, IT costs and depreciation expenses, $0.2 million of increased costs from monitoring the security and compliance of our digital commerce platform, $0.2 million of increased software and support fees, and $0.1 million of increased travel expenses.

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

General and Administrative

	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands)
General and administrative	$23,337	$13,712	$6,567	$9,625	70.2%	$7,145	108.8%
Percentage of total revenue	22.5%	17.3%	11.6%

General and administrative expenses for the year ended December 31, 2013 increased by $9.6 million, or 70.2%, compared to the year ended December 31, 2012. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel and related costs of $6.5 million, of which $2.5 million related to stock compensation expense. We also incurred increased professional fees of $0.2 million for accounting and legal services and $0.3 million of investor relations expenses to support the expansion and growth of our business as well as increased audit and tax services of $0.3 million in 2013. Additionally, in the year ended December 31, 2013 we incurred $0.2 million of increased travel and entertainment expenses, $0.5 million of increased allocated overhead costs, such as rent, IT costs and depreciation and amortization expenses, and $0.3 million of software and support costs as a result of our growth compared to the year ended December 31, 2012. We also incurred an increase in miscellaneous state taxes of $0.2 million as a result of expanding into new states in the United States and $0.7 million of other tax expense due to the rejection of value added tax refund applications for our PODs that were shipped to Europe in prior years. Finally, we incurred $0.5 million of bad debt expense in the current period primarily due to a reseller that commenced preliminary insolvency proceedings and we have fully reserved for all accounts receivable owed from this reseller prior to their filing.

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

Other Income (Expense)

	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands)
Other income (expense), net	$483	$(544)	$(443)	$1,027	188.8%	$(101)	(22.8)%
Percentage of total revenue	0.5%	(0.7)%	(0.8)%

Other income (expense), net for the year ended December 31, 2013 increased $1.0 million, or 188.8%, from other expense of $0.5 million for the year ended December 31, 2012. The increase was attributed to a $0.5 million increase in foreign exchange gains related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the year ended December 31, 2013 compared to the year ended December 31, 2012. Additionally, during 2012, we incurred $0.4 million in other expense due to the increase in the fair value of our warrant which was no longer outstanding in 2013. Finally, in June 2013, we amended our loan and security agreement to increase our available borrowings for equipment and negotiated an interest rate of 3.75% on all new and existing loans outstanding from interest rates ranging from 5.3% to 7.25%. This lower interest rate lowered interest expense on loans outstanding in the year ended December 31, 2013 by $0.1 million as compared to the year ended December 31, 2012.

Other income (expense), net increased $0.1 million, or 22.8%, from 2011 to 2012. During the 2012 period we incurred $0.4 million in other expense due to the increase in the fair value of our warrant. This was offset by an increase of $0.1 million in foreign exchange gains related to fluctuations in the British pound sterling and Euro in relation to the U.S. Dollar in the 2012 period compared to foreign exchange losses of $0.1 million in the 2011 period. Finally, the increase in other expense was partially offset by a $0.1 million increase in net interest income as the majority of our IPO proceeds were invested in money market funds and marketable securities.

Provision for Income Taxes

	Year Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
	(dollars in thousands)
Provision for income taxes	$574	$421	$212	$153	36.3%	$209	98.6%
Effective tax rate	(2.8)%	(5.4)%	(17.7)%

The effective income tax rate for 2013 was (2.8)% compared to (5.4)% for 2012. The negative effective tax rate for 2013 was primarily the result of losses from our domestic operations where we are unable to record a tax benefit and have recorded a full valuation allowance. The negative effective tax rate is partially offset by research and development tax credits, and income from our foreign subsidiaries in Germany, France, the United Kingdom, Australia, Hong Kong and China, which are subject to local income taxes. Such earnings are planned to be reinvested indefinitely outside the United States and therefore, no domestic tax liabilities have been recorded.

The effective income tax rate for 2012 was (5.4)% compared to (17.7)% for 2011. The negative effective rate for 2012 was primary the result of losses from our domestic operations where we are unable to record a tax benefit and have established a full valuation allowance. The negative effective tax rate is partially offset by research and development tax credits, and income from our foreign subsidiaries in Germany, France, the United Kingdom and China, which are subject to local income taxes. Such earnings are planned to be reinvested indefinitely outside the United States and therefore, no domestic tax liabilities have been recorded.

Liquidity and Capital Resources

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$9,047	$3,077	$711
Net cash provided by (used in) investing activities	4,812	(52,614)	(3,511)
Net cash provided by financing activities	169,422	93,406	657
Effect of foreign exchange rate changes on cash and equivalents	267	69	(66)
Net increase (decrease) in cash and equivalents	183,548	43,938	(2,209)

To date, we have financed our operations primarily through cash from operations and the sale of equity securities, including net cash proceeds from our IPO and follow-on offering. In March 2012, we closed our initial public offering of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share. We raised approximately $94.1 million from our IPO, net of our underwriting discounts and commissions but before offering expenses of $3.3 million.

In November 2013, we closed a follow-on offering of 3,310,098 shares of our common stock, including shares of certain shareholders who sold 810,098 shares of our common stock, at a price of $57.00 per share. In December 2013, we sold an additional 496,515 shares of our common stock pursuant to the underwriters’ option to purchase additional shares, at a price of $57.00 per share. We raised approximately $163.1 million from the public offering, net of our underwriting discounts and commissions but before offering expenses of $0.5 million. We received no proceeds from the sale of our common stock by the selling shareholders.

Our cash, cash equivalents and short-term investments totaled $279.6 million at December 31, 2013. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, corporate debt securities and commercial paper.

At December 31, 2013, our principal sources of liquidity were $242.4 million of cash and cash equivalents and $1.6 million of borrowings available for eligible equipment purchases under our 2008 Loan Agreement for equipment purchases to be made through April 2014. Each advance is payable over 36 months at a fixed rate of 3.75%. The 2008 Loan Agreement is secured by substantially all of our assets, except our intellectual property. The 2008 Loan Agreement also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio, as defined in the 2008 Loan Agreement.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of general and administrative expenses as we grow our administrative infrastructure, the continuing market acceptance of our solution, and potential acquisitions of complementary businesses, services or technologies. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. If we make acquisitions of complementary businesses, services or technologies, we could be required to seek additional equity financing or utilize our cash resources.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, which may require the use of proceeds from our initial public offering and follow-on offering for such additional expansion and expenditures.

Net cash provided by operating activities. Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our on-demand software and services and the amount and timing of customer payments. Cash provided by operations has historically resulted from net losses driven by sales of subscriptions to our on-demand software and services and adjusted for non-cash expense items such as depreciation and amortization of property and equipment and stock-based compensation. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of, our invoicing of, and our receipt of payments from, our customers. We have generally experienced increased invoicing in the fourth quarter of each year mainly due to billings associated with revenue realized from subscription overage fees. As a result, we have also experienced increased levels of customer payments during the first quarter of each year, related to the customer receipts from fourth quarter invoices. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash provided by operating activities of $9.0 million during 2013 was a result of significant increased revenue due to the growth of our business although we have continued to make significant investments in headcount, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. During 2013, $20.8 million, or 99.5%, of our net loss of $20.9 million consisted of non-cash items, including $14.7 million in stock-based compensation, $4.4 million of depreciation and amortization, $0.5 million of bad debt expense, $0.7 million write-off of an other current asset, and $0.6 million amortization of premiums on marketable securities.

Cash provided by operating activities during 2013 also included a $8.8 million increase in accrued expenses attributable to increased expenses associated with the growth of the company as well as an increase in commissions due to the success the company has had with new customer acquisition. Additionally, cash provided by operating activities included a $11.7 million increase in deferred revenue as the number of new customers increased which resulted in higher monthly, quarterly and annual billings in 2013. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $9.7 million increase in accounts receivable attributable to higher billings in the fourth quarter of 2013 due to the growth in our customer base and fourth quarter revenue seasonality, a $1.0 million increase in prepaid and other current assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors.

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

Net cash used in investing activities. Our primary investing activities have consisted of purchases of investments as well as purchases of computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the year ended December 31, 2013, cash provided by investing activities consisted of $4.8 million, comprised primarily of $67.5 million of marketable securities maturing in 2013, which were partially offset by $56.9 million for purchases of marketable securities and $5.6 million for purchases of property and equipment. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

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

For the year ended December 31, 2013, cash provided by financing activities primarily consisted of $162.6 million of proceeds from our follow-on public offering, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities consisted of $7.9 million in proceeds from the exercise of stock options and $2.0 million in proceeds from a note payable in connection with the financing of property and equipment, partially offset by $3.7 million in payments in connection with our equipment debt and software financing obligations.

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

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. The following table summarizes these contractual obligations at December 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Operating lease obligations	$11,693	$2,649	$4,996	$3,130	$918
Notes payable	4,251	2,727	1,524	—	—
Hosting agreements	6,815	4,006	2,809	—	—

	$22,759	$9,382	$9,329	$3,130	$918

At December 31, 2013, liabilities for unrecognized tax benefits of $1.4 million which are attributable to research credits and interest and penalties, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. We have invested $229.1 million in money market funds, certificates of deposit, and municipal securities with an average maturity of 44 days, classified as cash equivalents, and have invested $37.1 million in U.S. government debt securities, certificates of deposit, municipal securities and corporate debt securities, classified as available-for-sale securities, with maturities ranging between four and 12 months as of December 31, 2013. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. At December 31, 2013, we had cash and cash equivalents of $242.4 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At December 31, 2013, we had borrowings from the 2008 Loan Agreement and a software finance agreement outstanding with principal amounts of $3.3 million and $0.9 million, respectively. Our outstanding long-term borrowings consist of fixed interest rate financial instruments. The interest rates of our fixed rate 2008 Loan Agreement and software finance agreement are 3.75% and 5.40%, respectively. The carrying amount of these long-term borrowings approximates fair value based on borrowing rates currently available to us. A hypothetical 10% increase or decrease in interest rates relative to interest rates at December 31, 2013 would not have a material impact on the fair values of all of our outstanding borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. Dollars, the Euro and British Pound Sterling. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2013 would have a 3.0% adverse impact on our total accounts receivable balance at December 31, 2013. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, France and Germany. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Demandware, Inc.

Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Demandware, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Demandware, Inc. and its subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 3, 2014

DEMANDWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$242,425	$58,877
Short-term investments	37,133	48,251
Accounts receivable—net of allowance for doubtful accounts of $459 and $0 at December 31, 2013 and 2012, respectively	28,402	19,214
Prepaid expenses and other current assets	4,315	3,452

Total current assets	312,275	129,794
Property and equipment, net	9,790	8,377
Other assets	1,866	1,157

Total assets	$323,931	$139,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$2,727	$3,021
Accounts payable	3,174	3,168
Accrued expenses	17,362	8,348
Deferred revenue	19,609	11,105
Deferred rent	184	127

Total current liabilities	43,056	25,769

Long-term liabilities:
Deferred revenue	18,862	15,647
Notes payable	1,524	2,353
Deferred rent	884	969

Total liabilities	64,326	44,738

Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized	—	—
Common stock, $0.01 par value per share—240,000 shares authorized; 34,268 and 29,842 shares issued and outstanding at December 31, 2013 and 2012, respectively	343	298
Additional paid-in capital	356,766	170,997
Accumulated other comprehensive gain (loss)	64	(17)
Accumulated deficit	(97,568)	(76,688)

Total stockholders’ equity	259,605	94,590

Total liabilities and stockholders’ equity	$323,931	$139,328

The accompanying notes are an integral part of these consolidated financial statements.

DEMANDWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Subscription	$95,733	$67,930	$47,219
Services	8,003	11,545	9,328

Total revenue	103,736	79,475	56,547
Cost of revenue:
Subscription	17,157	13,015	9,511
Services	10,860	11,326	10,196

Total cost of revenue	28,017	24,341	19,707

Gross profit	75,719	55,134	36,840
Operating expenses:
Sales and marketing	52,384	33,496	19,847
Research and development	20,787	15,085	11,182
General and administrative	23,337	13,712	6,567

Total operating expenses	96,508	62,293	37,596

Loss from operations	(20,789)	(7,159)	(756)
Other income (expense):
Interest income	210	162	8
Interest expense	(255)	(355)	(280)
Other income (expense)	528	(351)	(171)

Other income (expense), net	483	(544)	(443)

Loss before provision for income taxes	(20,306)	(7,703)	(1,199)
Provision for income taxes	574	421	212

Net loss	(20,880)	(8,124)	(1,411)
Accretion of redeemable preferred stock	—	(1,172)	(5,274)

Net loss attributable to common stockholders	$(20,880)	$(9,296)	$(6,685)

Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.39)	$(1.75)

Weighted average common shares outstanding, basic and diluted	30,795	24,063	3,823

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	93	22	(29)
Unrealized (loss) gain on marketable securities	(12)	14	—

Comprehensive loss	$(20,799)	$(8,088)	$(1,440)

The accompanying notes are an integral part of these consolidated financial statements.

DEMANDWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock $0.01 par value		Additional Paid-In Capital	Note Receivable From Stockholder	Accumulated Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—January 1, 2011	2,938	$ 29	$ —	$(74)	$ (24)	$ (81,045)	$ (81,114)
Stock-based compensation			1,489				1,489
Forgiveness of note receivable				74			74
Exercise of common stock options	1,531	16	1,629				1,645
Accretion of preferred stock to redemption value			(3,118)			(2,156)	(5,274)
Net loss						(1,411)	(1,411)
Other comprehensive losses					(29)		(29)

BALANCE—December 31, 2011	4,469	45	—	—	(53)	(84,612)	(84,620)
Stock-based compensation			7,043				7,043
Exercise of common stock options	913	9	1,273				1,282
Accretion of preferred stock to redemption value			(17,220)			16,048	(1,172)
Vesting of restricted stock	86	1	(1)				—
Exercise of common stock warrant	20
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,279	6,325	63	90,774				90,837
Conversion of redeemable convertible preferred stock into common stock	18,029	180	88,595				88,775
Reclassification of a warrant to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock			533				533
Net loss						(8,124)	(8,124)
Other comprehensive income					36		36

BALANCE—December 31, 2012	29,842	298	170,997	—	(17)	(76,688)	94,590
Stock-based compensation			14,688				14,688
Exercise of common stock options	1,247	13	7,935				7,948
Vesting of restricted stock	167	2	(2)				—
Exercise of common stock through employee stock purchase program	15		544				544
Issuance of common stock in connection with public offering, net of issuance costs of $482	2,997	30	162,604				162,634
Net loss						(20,880)	(20,880)
Other comprehensive income					81		81

BALANCE—December 31, 2013	34,268	$ 343	$356,766	$—	64	$ (97,568)	$ 259,605

The accompanying notes are an integral part of these consolidated financial statements.

DEMANDWARE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,880)	$(8,124)	$(1,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,385	3,439	2,884
(Gain) loss on disposal of property and equipment	—	(3)	80
Re-measurement of preferred stock warrant liability	—	426	49
Bad debt expense	497	—	—
Stock-based compensation	14,688	7,043	1,489
Deferred rent expense	(33)	357	306
Write-off of other current asset	698	—	—
Other non-cash reconciling items	586	209	105
Changes in operating assets and liabilities:
Accounts receivable	(9,684)	(2,285)	(5,355)
Prepaid expenses and other current assets	(973)	(1,011)	(422)
Other long-term assets	(525)	203	(20)
Accounts payable	(274)	1,016	(108)
Accrued expenses	8,843	1,224	3,213
Deferred revenue	11,719	583	(99)

Net cash provided by operating activities	9,047	3,077	711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,560)	(3,846)	(3,473)
Purchase of marketable securities	(56,921)	(63,239)	—
Sale and maturity of marketable securities	67,464	14,828	—
Proceeds from sale of property and equipment	—	—	25
Increase in restricted cash and other assets	(171)	(357)	(63)

Net cash provided by (used in) investing activities	4,812	(52,614)	(3,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	94,116	—
Proceeds from follow-on public offering, net of underwriting discounts and commissions	162,634	—	—
Proceeds from shares purchased under Employee Stock Purchase Plan	544	—	—
Proceeds from exercise of stock options	7,948	1,282	1,645
Deferred offering costs	—	(1,604)	(1,674)
Proceeds from issuance of notes payable	1,997	2,757	2,570
Payments of equipment notes	(2,757)	(2,674)	(1,884)
Payments of software financing agreement	(944)	(471)	—

Net cash provided by financing activities	169,422	93,406	657

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	267	69	(66)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	183,548	43,938	(2,209)
CASH AND CASH EQUIVALENTS—Beginning of year	58,877	14,939	17,148

CASH AND CASH EQUIVALENTS—End of year	$242,425	$58,877	$14,939

SUPPLEMENTARY INFORMATION:
Interest paid	$242	$282	$250

Income taxes paid	$297	$200	$203

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$88,775	$—
Conversion of preferred stock warrant to common stock warrant	—	533	—
Deferred offering costs included in accounts payable and accrued expenses	—	—	44
Purchase of property and equipment included in accounts payable and accrued expenses	554	350	—
Software license acquired by assuming directly related liabilities	—	1,212	—
Software license technical support acquired by assuming directly related liabilities	561	549	—

The accompanying notes are an integral part of these consolidated financial statements.

DEMANDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Company Overview—Demandware, Inc. (the “Company”) provides enterprise-class cloud-based digital commerce solutions that enable companies to design, implement and manage their own customized digital commerce sites, including websites, mobile applications, in-store solutions and other digital storefronts. The Company’s digital commerce platform, Demandware Commerce, enables customers to establish and execute complex digital commerce strategies that include global expansion, multi-brand rollouts and omni-channel operations. The Company’s customers use its highly scalable and integrated Demandware Commerce platform to create a seamless brand experience for consumers across all digital touch points worldwide.

The Company sells subscriptions to its on-demand software and related services through a direct sales force and indirect channels. The Company’s customers consist of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods, general merchandise and other.

The Company’s headquarters are located in Burlington, Massachusetts. At December 31, 2013 the Company had seven subsidiaries: Demandware Securities Corporation, Demandware GmbH, Demandware UK Limited, Demandware SARL and Demandware Hong Kong Limited, each of which is wholly owned by the Company, and Demandware E-Commerce (Shanghai) Limited and Demandware Australia Pty Limited, each of which is a wholly owned subsidiary of Demandware Hong Kong Limited.

Public Stock Offering—In March 2012, the Company closed its initial public offering (“IPO”) of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. The Company’s common stock trades on the New York Stock Exchange under the symbol “DWRE”. The Company received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions, but before offering expenses of $3.3 million.

In November 2013, the Company closed a follow-on offering of the sale of 3,310,098 shares of its common stock, including 810,098 shares of its common stock owned by certain shareholders, at an offering price of $57.00 per share. In December 2013, the Company sold an additional 496,515 shares of its common stock pursuant to the underwriters’ option to purchase additional shares, at a price of $57.00 per share. The Company received proceeds from the public offering of $163.1 million net of underwriting discounts and commissions, but before offering expenses of $0.5 million. The Company received no proceeds from the sale of its common stock by the selling shareholders.

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

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Translation gains or losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expenses) in the accompanying consolidated results of operations as incurred. For the years ended December 31, 2013, 2012 and 2011, foreign currency transaction gains (losses) of $0.6 million, $0.1 million, and ($0.1) million, respectively, are included in other expenses in the accompanying consolidated statements of comprehensive loss.

Cash Equivalents and Short-Term Investments—The Company considers all highly liquid investments maturing within 90 days from the date of purchase to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. As of December 31, 2013, $226.1 million of the Company’s cash equivalents were invested in money market funds, and $3.0 million in marketable debt securities.

Short-term investments in marketable securities are classified as available-for-sale and mature within 12 months from the date of purchase. The Company’s investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive loss. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. As of December 31, 2013, all of the Company’s short-term investments were marketable debt securities.

Restricted Cash—Included in long-term other assets at both December 31, 2013 and 2012 is restricted cash of $0.8 million for three irrevocable standby letters of credit in relation to three of the Company’s office lease agreements. Each letter of credit names the lessor as the beneficiary, and is required to fulfill lease requirements in the event the Company should default on office lease obligations.

Accounts Receivable—Accounts receivable represent trade receivables from customers when the Company has invoiced for software subscriptions and/or services and it has not yet received payment. The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable, and presents accounts receivable net of this allowance. The allowance is based upon a number of factors including the credit worthiness of customers, the Company’s historical experience with customers, the age of the receivable and current market and economic conditions. Such factors are reviewed and updated by the Company on a quarterly basis. Past due balances over 90 days and specified other balances are reviewed individually for collectability, and all other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Activity within the allowance for doubtful accounts is as follows, (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$—	$—	$—
Charges	497	—	—
Write-offs	(38)	—	—

Balance at end of year	$459	$—	$—

Concentrations of Credit Risk and Significant Customers—Financial instruments that potentially expose the Company to concentrations of credit risk include cash, cash equivalents, restricted cash, marketable securities, and accounts receivable. The Company maintains substantially all of its cash, cash equivalents, and restricted cash with one financial institution, which management believes has a high credit standing. To manage credit risk related to accounts receivable, the Company evaluates the allowances for potential credit losses. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

As of December 31, 2013, the Company had one distributor reseller representing 12% of accounts receivable. As of December 31, 2012, the Company had one distributor reseller representing 15% of accounts receivable. During the years ended December 31, 2013 and 2012, no single customer comprised more than 10% of the Company’s revenue. During the year ended December 31, 2011, one customer represented 16% of total revenue.

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

During the years ended December 31, 2013, 2012 and 2011, $0, $0.2 million and $0.4 million, respectively, of internal use software development costs were capitalized. Capitalized internal use software is included in property and equipment.

Amortization expense related to internal use software totaled $0.2 million, $0.1 million and $0 during the years ended December 31, 2013, 2012 and 2011, respectively. The net book value of capitalized internal use software at December 31, 2013 and 2012 was $0.6 million and $0.8 million, respectively.

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

Information about the Company’s operations in different geographic regions is presented in the tables below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue:
United States	$61,655	$43,365	$28,445
Germany	16,549	20,221	19,120
United Kingdom	13,929	9,813	5,582
All other international	11,603	6,076	3,400

Total revenue	$103,736	$79,475	$56,547

Long-lived assets (at year end):
United States	8,814	7,976	6,230
Germany	362	303	174
United Kingdom	554	15	0
All other international	60	83	0

Total long-lived assets	$9,790	$8,377	$6,404

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

Subscription revenue primarily consists of subscription fees derived from contractually committed minimum levels of gross revenue processed by customers on the Company’s cloud-based digital commerce platform, and fees derived from customers’ gross revenue processed above the minimum contracted levels. Customers do not have the contractual right to take possession of the Company’s on-demand software. Accordingly, the Company recognizes the aggregate minimum subscription fee on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to the Company’s software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Should a customer exceed the specified minimum levels of gross revenue processed, fees for customer gross revenue processed in excess of the committed minimum level are billed for the excess volume. The Company recognizes revenue from the fees it receives for its customers’ gross revenue processed in excess of the committed minimum level in the period in which such gross revenue is processed and earned. The Company also derives revenue from setup fees. The setup fees are recorded as deferred revenue and recognized as revenue ratably over the longer of the subscription agreement or the estimated expected life of the customer relationship, as discussed below.

Service arrangements entered into prior to the customer’s initial use of the Company’s cloud-based digital commerce solutions include implementation services such as integration, application configuration and training. Such services can be performed by the Company, third-party service providers, distributors or customers themselves without the Company’s involvement. However, because such services are generally delivered prior to the customer being able to use the Company’s platform, the Company has concluded that such fees do not have stand-alone value, and the Company recognizes them on a straight-line basis over the longer of the life of the subscription agreement or the estimated expected life of the customer relationship. As the Company gains more experience with customer renewals, the Company continues to evaluate the estimated life of their customers. At December 31, 2012, the Company reassessed the estimated expected life of their customers, increasing it to just over six years. This change in accounting estimate affected the amortization of setup fees and service implementation revenue, decreasing subscription and services revenue by $0.3 million and $1.5 million, respectively, for the year ended December 31, 2013. As a result of the change in estimated expected customer life, the Company’s loss from operations, net loss and net loss per share increased by $1.8 million, $1.8 million and $0.06, respectively, for the year ended December 31, 2013. The Company determined this change in accounting estimate was appropriate due to the increased amount of renewal history available, which provided better insight and improved judgment in determining the estimate. At December 31, 2013, the Company confirmed the estimated expected life of their customers remains just over six years. The Company will continue to evaluate the length of the amortization period and it is possible that, in the future, the estimated expected customer life may change and, if so, the period of amortization will be adjusted.

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

After the selling price of revenue allocable to each deliverable in a multiple deliverable arrangement based on the relative selling price method is determined, revenue is recognized for each deliverable based on the type of deliverable. For subscriptions to the Company’s digital commerce platform, revenue is recognized on a straight-line basis over the subscription term, which is typically three years. For services entered into subsequent to the customer’s initial implementation of the Company’s digital commerce solutions, revenue is recognized using the proportional performance method over the period the services are performed.

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

Advertising—Advertising costs are charged to operations as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising expense was approximately $6.2 million, $4.0 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes—Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using rates anticipated to be in effect when such temporary differences reverse. A valuation allowance against deferred tax assets is recorded, based upon the available evidence, if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The unrecognized tax benefits are currently presented as a reduction to the deferred tax assets in the financial statements, unless the uncertainty is expected to be resolved within one year. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

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

Other Comprehensive (Loss) Income—Other comprehensive (loss) income consists of net loss, foreign currency translation adjustments, and unrealized gains or losses on marketable securities.

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

Recent Accounting Pronouncements—On July 18, 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit Carryforward Exists.” This accounting update requires that an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for the Company’s interim and annual periods beginning January 1, 2014. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The Company calculates basic and diluted net loss per common share by dividing the net loss adjusted for the dividend on the redeemable convertible preferred stock by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, redeemable convertible preferred stock, the warrant for redeemable convertible preferred stock, and shares under the Company’s Employee Stock Purchase Plan, from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s previously outstanding redeemable convertible preferred stock are participating securities as defined under the authoritative guidance, but are excluded from the earnings per share calculation as they do not have an obligation to share or fund in the Company’s net losses. The Company’s unvested restricted stock awards are not considered participating securities under the authoritative guidance since any dividends earned on unvested restricted shares are required to be returned if unvested shares are forfeited.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an antidilutive impact (in thousands):

	Year Ended December 31,
	2013	2012	2011
Options to purchase common stock	3,652	4,421	4,492
Nonvested restricted stock	880	341	—
Employee Stock Purchase Plan	7	—	—
Warrant	—	—	23
Redeemable convertible preferred stock	—	—	18,028

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at December 31, 2013 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$226,130	$—	$—	$226,130
Certificates of deposit	998	—	—	998
Municipal securities	2,000	—	—	2,000

	$229,128	$—	$—	$229,128

Short-Term Investments:
U.S. government agency bonds	$4,500	$1	$—	$4,501
Corporate bonds and commercial paper	3,318	—	(1)	3,317
Municipal securities	19,701	4	(2)	19,703
Certificates of deposit	9,612	1	(1)	9,612

	$37,131	$6	$(4)	$37,133

A summary of the Company’s cash equivalents and short-term investments at December 31, 2012 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$48,089	$—	$—	$48,089
Certificates of deposit	1,933	—	—	1,933
Municipal securities	2,070	—	—	2,070

	$52,092	$—	$—	$52,092

Short-Term Investments:
U.S. government agency bonds	$16,714	$5	$—	$16,719
Corporate bonds and commercial paper	15,397	2	(1)	15,398
Municipal securities	7,412	7	—	7,419
Certificates of deposit	8,714	1	—	8,715

	$48,237	$15	$(1)	$48,251

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the consolidated balance sheets are one year or less from the respective balance sheet dates.

5. FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2013 and 2012. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Management believes that the Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Other inputs that are observable directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

•

Level 3—Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013
Assets—Cash Equivalents:
Money market funds	$226,130	$226,130	$—	$—
Certificates of deposit	998	—	998	—
Municipal securities	2,000	—	2,000	—

Assets—Short-Term Investments:
U.S. government agency bonds	$4,501	$—	$4,501	$—
Corporate bonds and commercial paper	3,317	—	3,317	—
Municipal securities	19,703	—	19,703	—
Certificates of deposit	9,612	—	9,612	—
At December 31, 2012
Assets—Cash Equivalents:
Money market funds	$48,089	$48,089	$—	$—
Certificates of deposit	1,933	—	1,933	—
Municipal securities	2,070	—	2,070	—

Assets—Short-Term Investments:
U.S. government agency bonds	$16,719	$—	$16,719	$—
Corporate bonds and commercial paper	15,398	—	15,398	—
Municipal securities	7,419	—	7,419	—
Certificates of deposit	8,715	—	8,715	—

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

A rollforward of the fair value measurements of the preferred stock warrant liability categorized with Level 3 inputs in the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	December 31,
	2013	2012	2011
Balance beginning of year	$—	$107	$58
Change in fair value of warrant liability	—	426	49
Reclassification of warrant liability to equity	—	(533)	—

Balance end of year	$—	$—	$107

6. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Computer equipment	$18,976	$13,901
Purchased software, including internal use software	4,134	4,135
Leasehold improvements	893	332
Office furniture	1,177	992

Property and equipment—at cost	25,180	19,360
Less accumulated depreciation and amortization	(15,390)	(10,983)

Property and equipment—net	$9,790	$8,377

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011, was $4.4 million, $3.4 million and $2.9 million, respectively.

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

At December 31, 2013 and 2012, the outstanding balance under the Loan was $3.3 million and $4.1 million, respectively. The carrying value of the Loan at December 31, 2013 and 2012 approximated fair value. As of December 31, 2013, the Company had $1.6 million of available borrowings under the Loan for eligible equipment purchases through April 30, 2014.

The 2008 Loan Agreement is secured by substantially all of the Company’s assets, except its intellectual property. The 2008 Loan Agreement also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio, as defined in the 2008 Loan Agreement. The Company was in compliance with all such covenants at December 31, 2013.

As of December 31, 2013, future annual principal payments due under the Loan were as follows (in thousands):

Years Ending December 31,
2014	$2,030
2015	1,029
2016	285

3,344
Less current portion of notes payable	2,030

Long-term notes payable	$1,314

Software Financing—In May 2012, the Company entered into a $1.8 million agreement to finance the purchase of a perpetual software license and the related first year technical support (the “Software Finance Agreement”). The Software Finance Agreement is secured by the financed assets. The financed amount is due in 12 equal quarterly payments of principal, plus accrued interest, at an annual rate of 5.40% through April 1, 2015. In May 2013, the Company renewed the related technical support for a second year, increasing the financed amount by $0.6 million. As of December 31, 2013 and 2012, the outstanding balance under the Software Finance Agreement was $0.9 million and $1.3 million, respectively.

As of December 31, 2013, future annual principal payments due under the Software Finance Agreement were as follows (in thousands):

Years Ending December 31,
2014	$697
2015	210

907
Less current portion of note payable	697

Long-term notes payable	$210

8. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company also has several operating leases for its office space that expire on various dates through 2021. The Company leases office space in the United Kingdom, Germany and France, in addition to the office space leased in the United States for its corporate headquarters in Burlington, Massachusetts. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions. During the years ended December 31, 2013, 2012 and 2011, rent expense was $2.6 million, $2.1 million, and $1.0 million, respectively.

The Company’s obligation for payments under these leases is as follows at December 31, 2013 (in thousands):

Years Ending December 31
2014	$2,649
2015	2,621
2016	2,375
2017	1,900
2018	1,230
Thereafter	918

Total minimum lease payments	$11,693

Co-location Services—The Company has agreements with third parties to provide co-location services for hosting operations, which typically have a term of 24 months. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the co-location service provider provides certain guarantees of network availability. All agreements expire by January 2016.

The Company recorded co-location service expenses of $3.2 million, $2.5 million, and $1.5 million during the years ended December 31, 2013, 2012, and 2011, respectively. Future minimum payments as of December 31, 2013 under these arrangements are $4.0 million in 2014, $2.8 million in 2015 and $11,000 in 2016.

Chinese Investment—In connection with establishing operations in China, in December 2011, the Company entered into a funding agreement pursuant to which it lent $150,000 to the owners of a Chinese limited liability company (the “Chinese Entity”) in exchange for a customer-supplier relationship with the Chinese Entity and an option to purchase such entity. An additional $16,000 was funded in February 2012, and is included in the change in restricted cash and other assets line item of the Company’s Consolidated Statement of Cash Flows. As of December 31, 2013, this entity had not commenced operations.

Patent Infringement—The Company has received both direct claims from non-practicing entities claiming infringement of patents owned by them and indemnification requests from customers that have received letters from or been sued by such entities. Many of those underlying claims have not yet been resolved, and the extent, if any, of the Company’s indemnification obligations has not been determined. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. In addition, some of the patents at issue are the subject of pending legal proceedings between the patent owners and one or more leading digital commerce companies, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against the Company or its customers. The Company’s business could be materially adversely affected by any significant disputes between the Company and its customers as to intellectual property litigation to which the Company might become a party or for which the Company may be required to provide indemnification. Adverse results in these matters may include awards of substantial monetary damages, costly licensing agreements, or orders preventing the Company from offering certain features, functionalities, products, or services, and may also cause the Company to change its business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm the Company’s business. As of December 31, 2013, the Company has not made an accrual related to these matters.

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

9. CAPITALIZATION

As of December 31, 2013, the Company’s authorized stock consists of 240,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. No shares of preferred stock are issued or outstanding at December 31, 2013.

On March 20, 2012, upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into 18,028,763 shares of common stock.

10. WARRANTS

In July 2008, in connection with the Company’s entry into the 2008 Loan Agreement (see Note 7), the Company issued a warrant to purchase shares of its Series C Preferred Stock, which, at the closing of the IPO, automatically converted into a warrant to purchase 23,092 shares of the Company’s common stock at an exercise price of $3.90 per share. The warrant was exercisable at any time through its expiration in July 2018. So long as the warrant remained outstanding and exercisable for redeemable convertible preferred stock, the warrant liability was recorded at fair value at each balance sheet date with any change in fair value included as a component of other (expense) income. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $0, ($0.4) million, and ($49,000) of loss, respectively, for the change in the fair value of the warrant. At the time of conversion of the warrant upon the closing of the IPO, the fair value of the warrant was $0.5 million, which was reclassified as a component of additional paid-in capital. The warrant was net exercised in September 2012 resulting in the issuance of 20,186 shares of common stock.

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

11. STOCK-BASED COMPENSATION PLANS

As of December 31, 2013, the Company had two stock-based compensation plans, the 2004 Stock Option and Grant Plan (the “2004 Plan”), and the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan became effective upon the closing of the IPO. The 2012 Plan provides for the grant of incentive stock options to the Company’s employees and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Upon the effectiveness of the 2012 Plan, the Company ceased granting awards under the 2004 Plan. However, the 2004 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

Under the 2012 Plan, the Company may issue up to 6,749,678 shares of common stock pursuant to stock options and stock awards, which include (i) shares of common stock reserved for issuance under the 2004 Plan that remained available for issuance immediately prior to the closing of the IPO and (ii) shares of common stock subject to awards granted under the 2004 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. As of December 31, 2013, the Company has authorized 240,000,000 shares of common stock and the following number of shares of common stock has been reserved for the exercise of stock options and the release of restricted stock (in thousands):

As of December 31, 2013
2004 Stock Option and Grant Plan	1,952
2012 Stock Incentive Plan	6,304

Total	8,256

Stock Options—Under the 2012 Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. Substantially all stock options and restricted stock awards currently outstanding under both plans vest over a period of four years.

The summary of stock option activity for the year ended December 31, 2013 is as follows (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2013	4,127	$9.45	7.57	$77,557
Granted	290	33.47
Forfeited	172	21.10
Expired or cancelled	4	16.63
Exercised	1,247	6.37

Outstanding—December 31, 2013	2,994	$12.39	6.96	$154,928

Exercisable—December 31, 2013	2,054	$5.81	6.34	$119,747

Options vested and expected to vest—December 31, 2013	2,929	$11.92	6.92	$152,891

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period and upon vesting, the restrictions on the shares are released. In December 2013, the Company granted a

25,000 share performance-based restricted stock award, and the restriction on the shares will be released when the recipient achieves operational metrics as defined in the agreement.

The summary of restricted stock activity is as follows (in thousands, except per share and term information):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	431	$30.86
Granted	752	33.02
Vested	167	31.64
Forfeited	55	29.10

Nonvested at December 31, 2013	961	$32.51

The following table summarizes information relating to stock-based awards granted and exercised (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Weighted average fair value of options granted	$16.87	$16.49	$3.30
Aggregate intrinsic value of options exercised	42,099	21,402	5,990
Cash proceeds received upon exercise of options	7,948	1,282	1,645

The aggregate intrinsic value represents the difference between the estimated fair value at exercise and the exercise price paid by the employee. The amount of aggregate intrinsic value will change based on the fair market value of the common stock.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) and its foreign corollaries permit eligible employees to purchase up to a maximum of 400,000 shares of our common stock through accumulated payroll deductions. Each offering is a six month period (a “Plan Period”), and the purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the first or last business day of a Plan Period. On December 31, 2013, the Company issued 14,934 shares under the ESPP at a $36.47 exercise price for cash proceeds of $0.5 million.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the service period, which is generally the vesting period of the equity grant. For the award with a performance-based measure, the Company accrues stock-based compensation cost if it is probable that the performance condition will be achieved. The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive loss (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of subscription revenue	$391	$175	$20
Cost of service revenue	1,179	722	93
Sales and marketing	4,296	1,842	252
Research and development	3,574	1,509	487
General and administrative	5,248	2,795	637

	$14,688	$7,043	$1,489

Stock-based compensation cost for the year ended December 31, 2013 and 2012 includes $8.0 million and $2.8 million, respectively, related to restricted stock awards, which are being charged to income based upon their fair values over their vesting period. During the year ended December 31, 2011, $0.4 million of the Company’s stock-based compensation cost related to a restricted stock award issued for a promissory note that was repayable in full on demand. Since the measurement date for the purchase of the shares of common stock was not fixed until the note was repaid, the arrangement was subject to variable accounting and required incremental stock-based compensation to be recorded if the fair value of the underlying common stock changed.

As of December 31, 2013, total compensation cost not yet recognized related to stock option awards was $11.9 million, which is expected to be recognized over a weighted-average period of 2.5 years, and total compensation cost not yet recognized related to restricted stock awards was $26.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options awards and determine the related compensation expense. The assumptions used to compute stock-based compensation expense for awards granted are as follows:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	2.1%	1.3%	2.1%
Expected dividend yield	—	—	—
Expected term (in years)	6	6	6
Weighted average expected volatility	50.42%	57.0%	59.9%

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

12. INCOME TAXES

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	December 31,
	2013	2012	2011
Loss before income taxes:
Domestic	$(21,940)	$(8,832)	$(1,627)
International	1,634	1,129	428

	$(20,306)	$(7,703)	$(1,199)

	December 31,
	2013	2012	2011
Current income tax provision:
Federal	$—	$—	$—
State	52	56	55
Foreign	457	368	157

Total current income tax provision	509	424	212
Deferred income tax provision:
Federal	—	—	—
State	—	—	—
Foreign	65	(3)	—

Total deferred income tax provision	65	(3)	—

Total income tax provision	$574	$421	$212

The differences in total provision for income taxes that would result from applying the 34% federal statutory rate to (loss) income before provision for income taxes and the reported provision for income taxes are as follows:

	Years Ended December 31,
	2013	2012	2011
U.S. Federal tax expense at statutory rates	34%	34%	34%
State income taxes, net of federal tax benefit	1%	1%	(14)%
Foreign rate differential	0%	1%	1%
Permanent differences	(2)%	(2)%	(6)%
Stock-based compensation	(5)%	(5)%	(15)%
Uncertain tax provisions	(1)%	(1)%	(9)%
Valuation allowance	(30)%	(33)%	(9)%

	(3)%	(5)%	(18)%

Components of the net deferred tax assets as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Operating loss carryforwards	$12,948	$16,747
Capitalized research and development costs	8,433	2,634
Accrued expenses	5,630	2,897
Research and development credits	1,160	890
Deferred revenue	4,192	4,164
Stock compensation	2,850	1,685
Depreciation	296	301
Other	3	—

Total deferred tax assets	35,512	29,318
Valuation allowance for deferred tax assets	(35,577)	(29,315)

Net deferred tax assets	$(65)	$3

The Company has historically incurred operating losses and given the cumulative losses and limited history of profits, the Company has recorded a full valuation allowance against its deferred tax assets for all periods to date with the exception for the deferred tax asset related to Demandware E-Commerce (Shanghai) Limited, Demandware UK Limited, and Demandware Australia Pty Limited.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

During the year ended December 31, 2012, the valuation allowance increased by $2.7 million due to the increase in deferred tax asset associated with the net operating loss and the full valuation allowance against that asset. During the year ended December 31, 2013, the valuation allowance increased by $6.3 million due to the increase in deferred tax asset associated with the research and development costs and accrued expenses and the full valuation allowance against that asset.

At December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $93.8 million and $51.3 million, respectively. At December 31, 2013, the Company also had federal and state research and development tax credit carryforwards of $0.9 million and $0.6 million, respectively. The net operating loss carryforwards and tax credits expire at various dates through 2033. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic NOL and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

As a result of certain realization requirements of share-based payment accounting guidance, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $22 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

The following table indicates the changes to the Company’s unrecognized tax benefits for the years ended December 31 (in thousands):

	2013	2012	2011
Beginning balance	$1,061	$805	$670
Increase related to current tax year	357	256	135

Ending balance	$1,418	$1,061	$805

The liability for unrecognized tax benefits includes no accrued interest and penalties. The Company expects none of the unrecognized tax benefits will decrease within the next 12 months related to expired statutes or settlement with the taxing authorities. Under the Company’s accounting policies, the unrecognized tax benefits disclosed above are presented in the financial statements as a reduction to a deferred tax asset.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, all tax years 2004 through 2013 remain subject to examination by federal and most state tax authorities due to the Company’s net operating loss carryforwards. In the Company’s foreign jurisdictions, all tax years remain subject to examination.

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

14. SELECTED QUARTERLY INFORMATION (UNAUDITED)

	2013
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$20,514	$23,207	$24,479	$35,536
Gross profit	14,032	16,665	17,428	27,594
(Loss) income from operations	(7,317)	(8,413)	(6,769)	1,710
(Loss) income before provision for income taxes	(7,753)	(8,310)	(6,147)	1,904
Net (loss) income	(7,972)	(8,455)	(6,257)	1,822
Basic net (loss) earnings per share attributable to common stockholders	$(0.27)	$(0.28)	$(0.20)	$0.06

Diluted net (loss) earnings per share attributable to common stockholders	$(0.27)	$(0.28)	$(0.20)	$0.05

	2012
(in thousands, except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$16,090	$18,360	$18,706	$26,319
Gross profit	10,671	12,265	12,215	19,983
(Loss) income from operations	(1,843)	(5,083)	(3,566)	3,333
(Loss) income before provision for income taxes	(2,117)	(5,563)	(3,432)	3,409
Net (loss) income	(2,243)	(5,633)	(3,471)	3,223
Basic net (loss) earnings per share attributable to common stockholders	$(0.42)	$(0.19)	$(0.12)	$0.11

Diluted net (loss) earnings per share attributable to common stockholders	$(0.42)	$(0.19)	$(0.12)	$0.10

15. SUBSEQUENT EVENTS

Mainstreet Commerce Acquisition—On January 23, 2014, the Company acquired 100% of the equity of Mainstreet Commerce LC, a provider of cloud-based distributed order management solutions, for total cash consideration of $19.4 million. $10.0 million of the total consideration will be held in escrow and released ratably in quarterly payments through January 2016. Since $7.0 million of the total amount in escrow includes contingent earn-out payments, the purchase price allocated to the acquisition is $12.4 million. The initial accounting of the business combination is incomplete as of the issuance date of these financial statements. Therefore, the Company is unable to disclose the acquisition date fair value of the equity interest in Mainstreet Commerce LC immediately before the acquisition date and the valuation techniques and related inputs used to measure the acquisition date fair value. During the year ended December 31, 2013, $0.4 million of acquisition-related costs were incurred to affect the Mainstreet Commerce acquisition, of which $0.3 million is included in the Company’s sales and marketing expense, and $0.1 million is included in the Company’s general and administrative expense. No such expenses were incurred during the year ended December 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of December 31, 2013, the end of the fiscal period covered by this report on Form 10-K. The Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of our company. This system of internal financial reporting controls is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The design, monitoring and revision of the system of internal financial reporting controls involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. Designated company employees regularly monitor the adequacy and effectiveness of internal accounting controls.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time. Our system contains control-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our system of internal control over financial reporting was effective as of December 31, 2013.

Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which is included in the Report of Independent Registered Public Accounting Firm on page 62.

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

The information required by this item is incorporated by reference to the information disclosed under the caption “Board of Directors and Management” and “Ownership of Our Common Stock” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information disclosed under the caption “Executive and Director Compensation and Related Matters” and “Board of Directors and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information disclosed under the caption “Ownership of our Common Stock” and “Executive and Director Compensation and Related Matters” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information disclosed under the caption “Board of Directors and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information disclosed under the caption “Proposal 3 Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas D. Ebling Thomas D. Ebling	President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ Scott J. Dussault Scott J. Dussault	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

/s/ Lawrence S. Bohn Lawrence S. Bohn	Director	March 3, 2014

/s/ Jill Granoff Jill Granoff	Director	March 3, 2014

/s/ Charles F. Kane Charles F. Kane	Director	March 3, 2014

/s/ Jitendra Saxena Jitendra Saxena	Director	March 3, 2014

/s/ Stephan Schambach Stephan Schambach	Chairman of the Board	March 3, 2014

/s/ Leonard Schlesinger Leonard Schlesinger	Director	March 3, 2014

/s/ Michael J. Skok Michael J. Skok	Director	March 3, 2014

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of the Registrant, (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35450) on March 20, 2012 and incorporated herein by reference)

3.2	By-laws of the Registrant, (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35450) on March 20, 2012 and incorporated herein by reference)

10.1*	2004 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.2*	Form of Non-Qualified Stock Option Agreement under the 2004 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.3*	2012 Stock Incentive Plan, effective upon the closing of this offering (filed as Exhibit 10.3 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.4*	Forms of equity award agreements under 2012 Stock Incentive Plan

10.5*	Letter Agreement, dated February 11, 2010, between the Registrant and Thomas D. Ebling (filed as Exhibit 10.8 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.6*	Incentive Stock Option Agreement, dated February 11, 2010, between the Registrant and Thomas D. Ebling (filed as Exhibit 10.9 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.7*	Transition and Separation Letter Agreement, dated February 10, 2014, between the Registrant and Scott J. Dussault

10.8*	Agreements between the Registrant and Wayne R. Whitcomb relating to the Promissory Note issued by the Registrant on May 6, 2005, as amended by Amendment No. 1, dated November 30, 2009 (filed as Exhibit 10.11 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.9*	Restricted Stock Agreement, dated May 6, 2005, between the Registrant and Wayne R. Whitcomb (filed as Exhibit 10.12 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.10*	Letter Agreement between the Registrant and Wayne R. Whitcomb related to Mr. Whitcomb’s services to the Registrant (filed as Exhibit 10.13 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.11*	Letter Agreements between the Registrant and Jeffrey G. Barnett related to Mr. Barnett’s services to the Registrant (filed as Exhibit 10.16 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.12	Form of indemnification agreement entered into by the Registrant with each of its directors and executive officers in February 2012 (filed as Exhibit 10.17 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.13	Loan and Security Agreement, dated July 18, 2008, between the Registrant and Silicon Valley Bank, as amended on December 23, 2008, June 26, 2009, March 2, 2010, April 28, 2010, June 23, 2011, August 12, 2011, and June 27, 2012 (filed as Exhibit 10.18 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.14	Lease Agreement, dated May 28, 2010, between Registrant and Burlington Office Park V Limited Partnership (filed as Exhibit 10.19 to the Registrant’s Form S-1 (File No. 333-17595) and incorporated herein by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signatures page to the Annual Report on Form 10-K)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by principal executive officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a), by principal financial officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by principal executive officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by principal financial officer

101	101.INS**	XBRL Instance Document.

	101.SCH**	XBRL Taxonomy Extension Schema Document.

	101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

	101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB**	XBRL Taxonomy Label Linkbase Document.

	101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Management Contracts or compensatory plans or arrangements required to be filed as exhibits hereto pursuant to Item 15(a) of Form 10-K.
**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and twelve months ended December 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013 and December 31, 2012, and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.