Form 10-Q
period 2014-03-31
Demandware Inc
filed 2014-05-09
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 5, 2014, the registrant had 35,887,873 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$199,980	$242,425
Short-term investments	56,678	37,133
Accounts receivable—net of allowance for doubtful accounts of $728 and $459 at March 31, 2014 and December 31, 2013, respectively	23,239	28,402
Prepaid expenses and other current assets	10,201	4,315

Total current assets	290,098	312,275
Property and equipment, net	15,188	9,790
Purchased intangible assets, net	2,599	—
Goodwill	8,966	—
Other assets	5,236	1,866

Total assets	$322,087	$323,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$1,816	$2,727
Accounts payable	2,662	3,174
Accrued expenses	16,194	17,362
Deferred revenue	19,961	19,609
Deferred rent	193	184

Total current liabilities	40,826	43,056

Long-term liabilities:
Deferred revenue	19,630	18,862
Notes payable	918	1,524
Deferred rent	849	884

Total liabilities	62,223	64,326

Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized	—	—
Common stock, $0.01 par value per share—240,000 shares authorized, 34,597 and 34,268 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	346	343
Additional paid-in capital	365,778	356,766
Accumulated other comprehensive gain	67	64
Accumulated deficit	(106,327)	(97,568)

Total stockholders’ equity	259,864	259,605

Total liabilities and stockholders’ equity	$322,087	$323,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Subscription	$29,905	$18,905
Services	2,273	1,609

Total revenue	32,178	20,514
Cost of revenue:
Subscription	5,434	3,964
Services	3,474	2,518

Total cost of revenue	8,908	6,482

Gross profit	23,270	14,032
Operating expenses:
Sales and marketing	16,483	11,376
Research and development	6,971	4,740
General and administrative	8,312	5,233

Total operating expenses	31,766	21,349

Loss from operations	(8,496)	(7,317)
Other income (expense):
Interest income	66	62
Interest expense	(53)	(79)
Other expense	(11)	(419)

Other income (expense), net	2	(436)

Loss before income taxes	(8,494)	(7,753)
Income tax expense	265	219

Net loss	(8,759)	(7,972)
Net loss per share, basic and diluted	$(0.25)	$(0.27)

Weighted average common shares outstanding, basic and diluted	34,412	29,958

Net loss	$(8,759)	$(7,972)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	6	(57)
Unrealized loss on marketable securities	(3)	(10)

Comprehensive loss	$(8,756)	$(8,039)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,759)	$(7,972)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,298	1,079
Bad debt expense	269	53
Stock-based compensation	5,667	3,986
Deferred rent expense	(26)	(29)
Other non-cash reconciling items	135	145
Changes in operating assets and liabilities:
Accounts receivable	5,405	1,160
Prepaid expenses and other current assets	(5,847)	(965)
Other long term assets	(3,351)	(8)
Accounts payable	(450)	(140)
Accrued expenses	(1,518)	(41)
Deferred revenue	952	4,844

Net cash (used in) provided by operating activities	(6,225)	2,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,369)	(1,620)
Purchase of marketable securities	(36,903)	(17,533)
Acquisition, net of cash acquired	(12,136)	—
Sale and maturity of marketable securities	17,225	14,825
Change in restricted cash and other assets	(16)	(185)

Net cash used in investing activities	(38,199)	(4,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,348	314
Proceeds from issuance of notes payable	—	574
Payments of equipment notes	(610)	(682)
Payments of software financing agreement	(766)	(232)

Net cash provided by (used in) financing activities	1,972	(26)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	7	(101)

DECREASE IN CASH AND CASH EQUIVALENTS	(42,445)	(2,528)
CASH AND CASH EQUIVALENTS—Beginning of period	242,425	58,877

CASH AND CASH EQUIVALENTS—End of period	$199,980	$56,349

SUPPLEMENTARY INFORMATION:
Interest paid	$56	$76

Income taxes paid	$398	$138

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accounts payable and accrued expenses	$675	$76

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview—Demandware, Inc. (the “Company”) provides enterprise-class cloud-based digital commerce solutions that enable companies to easily design, implement and manage their own customized digital commerce sites, including websites, mobile applications, in-store solutions and other digital storefronts. The Company’s digital commerce platform, Demandware Commerce, enables customers to establish and execute complex digital commerce strategies that include global expansion, multi-brand rollouts and omni-channel operations. The Company’s customers use its highly scalable, secure and open Demandware Commerce platform to create a seamless brand experience for consumers across all digital touch points globally.

The Company sells subscriptions to its software and related services through both a direct sales force and indirect channels. The Company’s current customers consist of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods, general merchandise and other categories.

The Company’s headquarters are located in Burlington, Massachusetts. At March 31, 2014, the Company had eight subsidiaries: Demandware Securities Corporation, Mainstreet Commerce LC, Demandware GmbH, Demandware UK Limited, Demandware SARL and Demandware Hong Kong Limited, each of which is wholly owned by the Company, and Demandware E-Commerce (Shanghai) Limited and Demandware Australia Pty Limited, each of which is a wholly owned subsidiary of Demandware Hong Kong Limited.

Public Stock Offering—In November 2013, the Company closed a follow-on offering of the sale of 3,310,098 shares of its common stock, including 810,098 shares of its common stock owned by certain shareholders, at an offering price of $57.00 per share. In December 2013, the Company sold an additional 496,515 shares of its common stock pursuant to the underwriters’ option to purchase additional shares, at a price of $57.00 per share. The Company received proceeds from the public offering of $163.1 million, net of underwriting discounts and commissions, but before offering expenses of $0.5 million. The Company received no proceeds from the sale of its common stock by the selling shareholders.

Basis of Presentation and Significant Accounting Policies—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission ( “SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2013. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional information relative to certain estimates or to identify matters that require additional disclosure. Interim results are not necessarily indicative of the results for any other interim period or for the entire year.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014.

Recent Accounting Pronouncements—Effective January 1, 2014, the Company adopted Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit Carryforward Exists.” This accounting update requires that an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares, which include outstanding common stock options, unvested restricted stock, and shares under the Company’s Employee Stock Purchase Plan (“ESPP”), from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s unvested restricted stock awards are not considered participating securities under the authoritative guidance since any dividends earned on unvested restricted shares are required to be returned if unvested shares are forfeited.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2014	2013

Options to purchase common stock	2,957	4,147
Unvested restricted stock	1,044	778
Employee Stock Purchase Program	12	—

3. BUSINESS COMBINATION

On January 22, 2014, the Company acquired 100% of the equity of Mainstreet Commerce LC (“Mainstreet”), a provider of cloud-based distributed order management solutions, for total cash consideration of $19.4 million. $10.0 million of the total consideration is held in escrow and will be released ratably in quarterly payments through January 2016. $7.0 million of the amount in escrow is reserved for payments to key Mainstreet employees for post combination employment services, and therefore is recorded as a prepayment in the Company’s condensed consolidated balance sheet, and will be recognized in the Company’s post combination financial statements as compensation expense over the employment period. The remaining $3.0 million in escrow is being withheld following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations, warranties and covenants and other specified claims set forth in the purchase agreement, and therefore is included in the purchase price of $12.4 million. For federal income tax purposes, the transaction is treated as an asset acquisition. The goodwill resulting from this transaction is expected to be deductible for tax purposes. During the three months ended March 31, 2014, the Company incurred transaction costs in connection with the acquisition of $0.1 million, which are included in general and administrative expenses. Including prior periods not presented, the Company has incurred transaction costs in connection with the acquisition of $0.5 million through March 31, 2014.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value, which was determined by management using the information available as of the date of the acquisition (Level 3 inputs). The Company believes this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but certain items may be subject to change as additional information is received about facts and circumstances that existed at the date of acquisition. Thus, the provisional measurements of fair value set forth above are subject to change. The Company is still conducting its review of the allocation of intangibles and expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Methodologies used in valuing the intangible assets include, but are not limited to, the replacement cost method for customer relationships, relief from royalty for trademarks and multiple period excess earnings method for developed technology. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with GAAP. The Company did not record any in-process research and development charges in connection with the acquisition.

The allocation of the Mainstreet consideration to the assets acquired and obligations assumed was as follows (in thousands):

Cash	$261
Accounts receivable	511
Developed technology	2,500
Customer relationships	300
Trademarks	10
Goodwill	8,966
Other assets / liabilities, net	(151)

Total purchase price	$12,397

The Company will amortize the customer relationships approximately over two years and trademarks over one year on a straight-line basis. The Company will amortize the developed technology over five years based upon the pattern in which the economic benefits related to the developed technology are realized; however, amounts are not less than straight-line. Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at March 31, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$185,068	$—	$—	$185,068
Certificates of deposit	1,097	—	—	1,097
Municipal securities	4,791	—	—	4,791

	$190,956	$—	$—	$190,956

Short-Term Investments:
U.S. government agency bonds	$2,100	$1	$—	$2,101
Corporate bonds and commercial paper	8,478	—	(5)	8,473
International government bonds	9,134	1	(1)	9,134
Municipal securities	21,949	6	(4)	21,951
Certificates of deposit	15,018	1	—	15,019

	$56,679	$9	$(10)	$56,678

A summary of the Company’s cash equivalents and short-term investments at December 31, 2013 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$226,130	$—	$—	$226,130
Certificates of deposit	998	—	—	998
Municipal securities	2,000	—	—	2,000

	$229,128	$—	$—	$229,128

Short-Term Investments:
U.S. government agency bonds	$4,500	$1	$—	$4,501
Corporate bonds and commercial paper	3,318	—	(1)	3,317
Municipal securities	19,701	4	(2)	19,703
Certificates of deposit	9,612	1	(1)	9,612

	$37,131	$6	$(4)	$37,133

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the consolidated balance sheets are one year or less from the respective balance sheet dates.

5. FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at March 31, 2014 and December 31, 2013. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Management believes that the Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2014
Assets—Cash Equivalents:
Money market funds	$185,068	$185,068	$—	$—
Certificates of deposit	1,097	—	1,097	—
Municipal securities	4,791	—	4,791	—

Assets—Short-Term Investments:
U.S. government agency bonds	$2,101	$—	$2,101	$—
Corporate bonds and commercial paper	8,473	—	8,473	—
International government bonds	9,134	—	9,134	—
Municipal securities	21,951	—	21,951	—
Certificates of deposit	15,019	—	15,019	—

At December 31, 2013
Assets—Cash Equivalents:
Money market funds	$226,130	$226,130	$—	$—
Certificates of deposit	998	—	998	—
Municipal securities	2,000	—	2,000	—

Assets—Short-Term Investments:
U.S. government agency bonds	$4,501	$—	$4,501	$—
Corporate bonds and commercial paper	3,317	—	3,317	—
Municipal securities	19,703	—	19,703	—
Certificates of deposit	9,612	—	9,612	—

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

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. As of March 31, 2014 and December 31, 2013, the Company did not carry Level 3 assets or liabilities.

6. DEBT

Equipment Notes Payable—The Company’s loan and security agreement (the “2008 Loan Agreement”) was amended in May 2009 to include a $2.0 million equipment line of credit (the “Loan”). Borrowings under the Loan could be made for eligible equipment purchases through December 31, 2009. The Loan was again amended in April 2010, June 2011, June 2012 and June 2013, which increased the available borrowings by an additional $4.0 million, $4.0 million, $3.0 million and $3.0 million, respectively. Each advance under the Loan is payable in 36 equal monthly payments of principal, plus accrued interest, at an annual rate of 3.75%. The last payment on the Loan is due June 1, 2016. The 2008 Loan Agreement is secured by substantially all of the Company’s assets, except its intellectual property.

At March 31, 2014 and December 31, 2013, the outstanding balance under the Loan was $2.7 million and $3.3 million, respectively. As of March 31, 2014, the Company had $1.6 million of available borrowings under the Loan for eligible equipment purchases through April 30, 2014.

Software Financing—In May 2012, the Company entered into a $1.8 million agreement to finance the purchase of a perpetual software license and the related first year technical support (the “Software Finance Agreement”). The Software Finance Agreement had been secured by the financed assets. The financed amount was due in 12 equal quarterly payments of principal, plus accrued interest, at an annual rate of 5.40% through April 1, 2015. In May 2013, the Company renewed the related technical support for a second year, increasing the financed amount by $0.6 million. In February 2014, the Company paid the outstanding balance under the Software Finance Agreement in full. At March 31, 2014 and December 31, 2013, the outstanding balance under the Software Finance Agreement was zero and $0.9 million, respectively.

7. COMMITMENTS AND CONTINGENCIES

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

The following table summarizes information related to stock options outstanding as of March 31, 2014 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Exercisable—March 31, 2014	1,983	$5.56	6.16	$116,010
Options vested and expected to vest—March 31, 2014	2,841	$13.71	6.82	$143,550

During the three months ended March 31, 2014, the Company granted 112,700 stock options at a weighted average exercise price of $68.74, with a weighted average grant-date fair value of $34.09. During the three months ended March 31, 2013, the Company granted 150,050 stock options at a weighted average exercise price of $26.72, with a weighted average grant-date fair value of $11.06. Unrecognized compensation expense relating to stock options was $15.3 million at March 31, 2014, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period and upon vesting, the Company issues shares of common stock. During the three months ended March 31, 2014, the Company granted 370,350 shares of restricted stock at a weighted average grant-date fair value of $73.38. Also in March 2014, the Company granted performance-based restricted stock awards to certain executive officers, which allow the grant of up to an aggregate 39,900 restricted shares if certain performance goals and continued service requirements are met on or before March 31, 2015. Upon performance achievement, 25% of the awards will vest immediately and then quarterly thereafter over a three-year period. During the three months ended March 31, 2013, the Company granted 517,850 shares of restricted stock at a weighted average grant-date fair value of $28.81. Unrecognized compensation expense relating to restricted stock awards was $53.8 million at March 31, 2014, which is expected to be recognized over a weighted-average period of approximately three years.

Employee Stock Purchase Plan— The Employee Stock Purchase Plan (“ESPP”) and its foreign corollaries permit eligible employees to purchase shares of our common stock through accumulated payroll deductions. 400,000 shares have been allocated for the ESPP. Each offering is a six month period (a “Plan Period”), and the purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the first or last business day of a Plan Period.

Stock-Based Compensation—Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the service period, which is generally the vesting period of the equity grant. For awards with a performance-based measure, the Company accrues stock-based compensation cost if it is probable that the performance condition will be achieved. The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2014	2013

Cost of subscription revenue	$133	$115
Cost of service revenue	393	382
Sales and marketing	1,493	1,096
Research and development	1,536	913
General and administration	2,112	1,480

Total	$5,667	$3,986

Stock-based compensation cost for the three months ended March 31, 2014 and 2013 includes $1.4 million and $1.8 million, respectively, related to stock options, and $0.1 million and zero, respectively, related to the ESPP. The remaining expense for each period relates to restricted stock.

9. INCOME TAXES

The Company’s income expense was $0.3 million and the effective tax rate was (3.3)% for the three months ended March 31, 2014, as compared to an income tax expense of $0.2 million and an effective income tax rate of (2.8)% for the three months ended March 31, 2013. The increase in the income tax expense primarily relates to additional foreign income taxes.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more likely than not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the deferred tax assets have been fully reserved at March 31, 2014 and December 31, 2013.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, all tax years 2004 through 2013 remain subject to examination by federal and certain state tax authorities due to the Company’s NOL carryforwards. The Company is subject to examination by various foreign jurisdictions for years after 2008. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than its expected outcome. It is not expected that the amount of unrecognized tax benefits will be recognized in the next twelve months. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our solutions; our ability to service those customers effectively and induce them to renew their deployments of our solutions; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing digital commerce needs or new technologies generally by us and our competitors; continued acceptance of software-as-a-service, or SaaS, as an effective method for delivering digital commerce solutions and other applications; our ability to protect against online security risks; our ability to manage our growth; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in this Item 2, in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10-Q and in our other reports filed with the Securities and Exchange Commission, or SEC. We expressly disclaim any obligation to update the forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We sell subscriptions to our software and related services through both a direct sales force and indirect channels. Our current customers consist of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods, general merchandise and other categories.

We derive most of our revenue from subscriptions to our cloud platform and related services. Subscription fees are generally based on a revenue share pricing model, in which our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. If a customer processes on our platform more gross revenue than its committed minimum level, then the customer is required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion of these fees is recorded in the fourth quarter. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Customer contracts are generally non-cancellable for a minimum term that is approximately three years and range up to seven years.

Subscription revenue is driven primarily by the number of customers we have, the number of digital commerce sites they operate on our platform, the contracted minimum value of our subscription agreements and the gross revenue generated from our customers in excess of their committed minimum levels. To date, revenue generated by our customers’ traditional web commerce sites has been the primary driver of our subscription revenue. However, we believe that our omni-channel capabilities, including mobile, in-store, social and other digital channels, have been and will continue to be important factors in our new customers’ purchasing decisions and existing customer renewals.

We derive our services revenue from the implementation of our customers’ digital commerce sites, which includes the integration of complementary technologies and adaptation to back-end systems and/or business processes and the configuration and deployment of the sites. We also provide training services for individuals who are part of the implementation, maintenance and optimization teams of our customers. In general, it takes approximately six months to implement a new customer site on our platform. Incremental sites for a customer, including for additional brands or geographies, can be implemented in less than one month.

Deferred revenue primarily consists of the unearned portion of billed subscription and services fees. As we invoice nearly all of our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a reliable indicator of our future subscription revenue.

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

On January 22, 2014, we acquired 100% of the equity of Mainstreet Commerce LC (“Mainstreet”). Mainsteet is a provider of a comprehensive order management solution with flexible configuration capabilities that support the complex business needs of leading brands and retailers. The order management functionality includes full lifecycle support across all channels and devices, from sales origination through automated payment processing, order processing, shipping management, drop-shipping and fulfillment. Mainstreet’s order management solution augments our Demandware Commerce platform. The combination of Demandware Commerce and Mainstreet’s distributed order management functionality will enable retailers to enhance the overall omni-channel customer experience and manage the complete consumer shopping lifecycle in the cloud. The three months ended March 31, 2014 includes the results of Mainstreet since the date of acquisition, which are immaterial to the periods presented.

Public Offerings

In March 2012, we closed our initial public offering, or IPO, in which we sold 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at an offering price of $16.00 per share. Our shares are traded on the New York Stock Exchange. We received proceeds from the IPO of $94.1 million, net of underwriting discounts and commissions, but before offering expenses of $3.3 million.

In November 2013, we completed a follow-on offering in which we sold 3,310,098 shares of our common stock, including shares of certain shareholders who sold 810,098 shares of our common stock, at a price of $57.00 per share. In December 2013, we sold an additional 496,515 shares of our common stock pursuant to the underwriters’ option to purchase additional shares, at a price of $57.00 per share. We received proceeds from the public offering of $163.1 million, net of underwriting discounts and commissions, but before offering expenses of $0.5 million. We received no proceeds from the sale of our common stock by the selling shareholders.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin under “Key Components of Our Results of Operations,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the SEC on March 3, 2014, and we discuss other key metrics below.

Number of Live Customers on the Demandware Commerce Platform

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of Demandware Commerce customers at the end of a particular quarter as the number of Demandware Commerce customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of March 31, 2014, we had 215 live Demandware Commerce customers.

Number of Live Customer Sites on the Demandware Commerce Platform

Since our Demandware Commerce customers generally operate more than one site across various geographies, channels and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of Demandware Commerce customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of March 31, 2014, our Demandware Commerce customers operated 872 sites live on our platform.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 3, 2014 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies.

Other than that described below, as of March 31, 2014, there have been no material changes to our critical accounting policies since December 31, 2013.

Business Combinations - The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business are recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates and selection of comparable companies. We engaged the assistance of valuation specialists in concluding on fair value measurements in connection with fair values of assets and liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2013
Results of Operations:
Revenue:
Subscription	$29,905	$18,905
Services	2,273	1,609

Total revenue	32,178	20,514
Cost of revenue:
Subscription	5,434	3,964
Services	3,474	2,518

Total cost of revenue	8,908	6,482

Gross profit	23,270	14,032
Operating expenses:
Sales and marketing	16,483	11,376
Research and development	6,971	4,740
General and administrative	8,312	5,233

Total operating expenses	31,766	21,349

Loss from operations	(8,496)	(7,317)
Other income (expense), net	2	(436)

Loss before income taxes	(8,494)	(7,753)
Income tax expense	265	219

Net loss	$(8,759)	$(7,972)

Revenue and Metrics

Revenue

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Subscription revenue	$29,905	$18,905	$11,000	58.2%
Percentage of total revenue	92.9%	92.2%
Services revenue	$2,273	$1,609	$664	41.3%
Percentage of total revenue	7.1%	7.8%

Subscription revenue. Subscription revenue for the three months ended March 31, 2014 increased by $11.0 million, or 58.2%, compared to the three months ended March 31, 2013. The increase was driven by an increase of $5.4 million in revenue from new customers as well as an increase of $5.6 million in revenue from existing customers net of revenue declines from customer terminations in the 2014 period. We had 215 customers and 872 sites operating on our Demandware Commerce platform at March 31, 2014, an increase from 156 customers and 630 sites operating on our platform at March 31, 2013. The increase in revenue from existing customers resulted from both organic site growth and the launch of additional sites in the three months ended March 31, 2014. Revenue realized from overage fees from both new and existing customers increased from $5.8 million to $6.9 million, and represented 30.6% and 23.2% of subscription revenue for the three months ended March 31, 2013 and 2014, respectively.

Services revenue. Services revenue for the three months ended March 31, 2014 increased by $0.7 million, or 41.3% compared to the three months ended March 31, 2013. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customer’s use of our digital commerce platform ratably over the estimated life of our customer base, which was just over six years for revenue recognized in the 2014 and 2013 periods. Revenue from service engagements sold with the subscription increased $0.1 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in the number of customers and sites operating on our platform. Additionally, we recognize service and training revenues performed after our customers have launched on our platform as such services are delivered, and revenues from such services increased by $0.4 million in the three months ended March 31, 2014 compared to the 2013 period. Finally, fees received from our network of partners during the three months ended March 31, 2014 increased by $0.2 million as compared to the same period in 2013.

Cost of Revenue

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost of subscription revenue	$5,434	$3,964	$1,470	37.1%
Percentage of subscription revenue	18.2%	21.0%
Gross margin	81.8%	79.0%
Cost of services revenue	$3,474	$2,518	$956	38.0%
Percentage of services revenue	152.8%	156.5%
Gross margin	(52.8)%	(56.5)%

Cost of subscription revenue. Cost of subscription revenue for the three months ended March 31, 2014 increased by $1.5 million, or 37.1%, compared to the three months ended March 31, 2013. The increase was primarily attributable to $0.7 million of increased network infrastructure and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2014 period. In addition, we increased our headcount in our support and technical operations teams in the 2014 period and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $0.6 million in the 2014 period. Finally, we incurred a $0.2 million expense due to the amortization of an intangible related to our 2014 business acquisition.

Cost of services revenue. Cost of services revenue for the three months ended March 31, 2014 increased by $1.0 million, or 38.0%, compared to the three months ended March 31, 2013. The increase was primarily attributable to $0.8 million of increased personnel and related expenses which was driven by the increase in headcount as a result of our acquisition of Mainstreet Commerce LC in the first quarter of 2014. We also incurred $0.1 million of increased travel and entertainment expenses and $0.1 million of increased costs such as rent, and information technology, or IT, costs as a direct result of the increase in headcount.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$16,483	$11,376	$5,107	44.9%
Percentage of total revenue	51.2%	55.5%

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2014 increased by $5.1 million, or 44.9%, compared to the three months ended March 31, 2013. The increase was attributable to the continued expansion to address increased opportunities in new and existing markets. In 2014, we have continued to add employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $2.3 million of increased personnel and related expenses, of which $0.4 million was related to stock compensation expense. In addition, commissions and sales bonuses increased by $2.2 million, or 93.7%, in the 2014 period as a result of an increase in new customers acquired during the 2014 period. Finally, we incurred $0.4 million of increased travel and entertainment expenses and $0.2 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth.

Research and Development

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Research and development	$6,971	$4,740	$2,231	47.1%
Percentage of total revenue	21.7%	23.1%

Research and Development. Research and development expenses for the three months ended March 31, 2014 increased by $2.2 million, or 47.1%, compared to the three months ended March 31, 2013. The increase was attributable to investments made to enhance the functionality of our digital commerce platform. Throughout the 2014 period, we increased our engineering headcount, which contributed to increased personnel and related expenses of $2.0 million, of which $0.6 million related to stock compensation expense. Our acquisition of Mainstreet Commerce LC in the current quarter contributed to our increase in headcount. Additionally, we incurred $0.1 million of increased travel and entertainment expenses and $0.2 million of increased allocated overhead costs such as rent, IT costs, and depreciation and amortization to support our continued growth. As a direct result of our strong hiring, we decreased contractor costs by $0.1 million in the 2014 period.

General and Administrative

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
General and administrative	$8,312	$5,233	$3,079	58.8%
Percentage of total revenue	25.8%	25.5%

General and Administrative. General and administrative expenses for the three months ended March 31, 2014 increased $3.1 million, or 58.8%, compared to the three months ended March 31, 2013. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel and related costs of $1.9 million, of which $0.6 million related to stock compensation expense. We also incurred increased professional fees of $0.1 million for outside legal services to support the expansion and growth of our business as well as increased audit services of $0.4 million in the period, of which $0.3 million was due to the 2013 required integrated audit. Additionally, we incurred $0.1 million of increased travel and entertainment expenses, $0.2 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth, as well as increased miscellaneous state taxes of $0.1 million as a result of expanding into new states in the United States. We also incurred an increase in other professional fees of $0.1 million primarily relating to the transaction costs related to the acquisition of Mainstreet Commerce LC. Finally, we incurred $0.2 million of bad debt expense in the current period as we performed services in accordance with our subscription agreements for two customers, for which collection is now considered uncertain.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Other income (expense)	$2	$(436)	$438	100.5%
Percentage of total revenue	0.0%	(2.1)%

Other Income (Expense). Other income for the three months ended March 31, 2014 increased $0.4 million, from other expense of $0.4 million in the 2013 period. The increase was attributable to $1,000 in foreign exchange losses related to fluctuations in the British Pound Sterling and Euro in relation to the U.S. Dollar in the 2014 period compared to foreign exchange losses of $0.4 million in the 2013 period.

Income Tax Expense

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Income tax expense	$265	$219	$46	21.0%

We have incurred operating losses in all periods to date except in 2010 and have recorded a full valuation allowance against our net deferred tax assets and, therefore, have not recorded a provision for income taxes for any of the periods presented, other than provisions for certain foreign income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operations and the sale of equity securities, including net cash proceeds from our IPO and follow-on offering. In March 2012, we closed our initial public offering of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share. We raised approximately $94.1 million from our IPO, net of underwriting discounts and commissions, but before offering expenses of $3.3 million.

In November 2013, we closed a follow-on offering of 3,310,098 shares of our common stock, including shares of certain shareholders who sold 810,098 shares of our common stock, at a price of $57.00 per share. In December 2013, we sold an additional 496,515 shares of our common stock pursuant to the underwriters’ option to purchase additional shares, at a price of $57.00 per share. We raised approximately $163.1 million from the public offering, net of our underwriting discounts and commissions, but before offering expenses of $0.5 million. We received no proceeds from the sale of our common stock by the selling shareholders.

Our cash, cash equivalents and short-term investments totaled $256.7 million at March 31, 2014. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, international government bonds, corporate debt securities and commercial paper.

At March 31, 2014, our principal sources of liquidity were $200.0 million of cash and cash equivalents and $1.6 million of borrowings available for eligible equipment purchases to be made through April 2014 under our loan and security agreement, or the 2008 Loan Agreement. Each advance is payable over 36 months at a fixed rate of 3.75%. The 2008 Loan Agreement is secured by substantially all of our assets, except our intellectual property. The 2008 Loan Agreement also contains various covenants that limit, among other things, indebtedness, investments, liens, transactions and certain mergers and sales of assets. In addition, the loan contains financial covenants that impose a minimum adjusted quick ratio, as defined in the 2008 Loan Agreement.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Further, we expect to incur additional expenses in connection with our international expansion. We believe that our cash and cash equivalents are adequate to fund those potential or anticipated activities.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of general and administrative expenses as we grow our administrative infrastructure, the continuing market acceptance of our solutions, and potential acquisitions of complementary businesses, services or technologies. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. If we make acquisitions of complementary businesses, services or technologies, we could be required to seek additional equity financing or utilize our cash resources.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing and research and development, which may require the use of proceeds from our initial public offering and follow-on offering for such additional expansion and expenditures.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by operating activities	$(6,225)	$2,112
Net cash used in investing activities	(38,199)	(4,513)
Net cash provided by (used in) financing activities	1,972	(26)
Effect of exchange rates on cash and cash equivalents	7	(101)
Decrease in cash and equivalents	(42,445)	(2,528)

Net cash (used in) provided by operating activities. Cash (used in) provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our software and services and the amount and timing of customer payments. Cash (used in) provided by operations has historically resulted from net losses driven by sales of subscriptions to our software and services and adjusted for non-cash expense items such as depreciation and amortization of property and equipment, stock-based compensation and changes in working capital. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of, our invoicing of, and our receipt of payments from, our customers. We have generally experienced increased invoicing in the fourth quarter of each year mainly due to billings associated with revenue realized from subscription overage fees. As a result, we have also experienced increased levels of customer payments during the first quarter of each year, related to the customer receipts from fourth quarter invoices. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash used in operating activities during the three months ended March 31, 2014 was primarily due to our net loss of $8.8 million, adjusted for $7.3 million in non-cash expenses that included $1.3 million of depreciation and amortization, $5.7 million in stock-based compensation, and $0.3 million of bad debt expense. Working capital uses of cash included a $5.8 million increase in prepaid expenses and other current assets and a $3.4 million increase in other long-term assets, which is mostly due to the deposit of $7.0 million into an escrow account to fund payments to key Mainstreet employees for post-combination employment services related to the acquisition of Mainstreet Commerce LC. Working capital uses of cash also included a $1.5 million decrease in accrued expenses and a $0.5 million decrease in accounts payable. This use of cash was partially offset by a $5.4 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter from overage fees, and a $1.0 million increase in deferred revenue due to more customers on our platform in the first quarter of 2014 compared to the prior year period.

Cash provided by operating activities during the three months ended March 31, 2013 was primarily due to our net loss of $8.0 million, adjusted for $5.2 million in non-cash expenses that included $1.1 million of depreciation and amortization and $4.0 million in stock-based compensation. Working capital sources of cash included a $1.2 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter from overage fees, and a $4.8 million increase in deferred revenue due to more customers on our platform in the first quarter of 2013 compared to the prior year period. These sources of cash were partially offset by a $0.1 million decrease in accounts payable and a $1.0 million increase in prepaid expenses and other assets.

Net cash used in investing activities. Our primary investing activities have consisted of purchases of investments as well as purchases of computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the three months ended March 31, 2014, cash used in investing activities was $38.2 million, comprised of $36.9 million for purchases of marketable securities and $6.4 million for purchases of property and equipment. Additionally, the cash used in investing activities increased due to a $12.1 million cash payment, net of cash acquired, for the acquisition of Mainstreet Commerce LC. These cash outflows were partially offset by the maturity of $17.2 million of marketable securities in the first quarter of 2014. In general, our purchases of property and equipment in the first quarter of 2013 were primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

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

Net cash provided by financing activities. Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in the data centers of our providers.

For the three months ended March 31, 2014, cash provided by financing activities of $2.0 million consisted of $3.3 million in proceeds from the exercise of stock options, partially offset by $1.4 million in payments in connection with our equipment debt and software financing obligations.

For the three months ended March 31, 2013, cash used by financing activities of $26,000 consisted of $0.9 million in payments in connection with our equipment debt and software financing obligations, partially offset by $0.6 million in proceeds from a note payable in connection with the financing of property and equipment and $0.3 million in proceeds from the exercise of stock options.

Contractual Obligations. There have been no significant changes in contractual obligations from those disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, except that during the three months ended March 31, 2014, we paid our May 2012 software finance agreement in full. Additionally, as a part of the Mainstreet Commerce LC acquisition, we acquired an operating lease for approximately 9,000 square feet of office space in Deerfield, Florida. Our total payment obligation under this lease is $0.5 million through August 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. We have invested $191.0 million in money market funds, certificates of deposit, and municipal securities with an average maturity of 46 days, classified as cash equivalents, and have invested $56.7 million in international and U.S. government debt securities, municipal securities and corporate debt securities, classified as available-for-sale securities, with maturities ranging between four and 12 months as of March 31, 2014. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. At March 31, 2014, we had cash and cash equivalents of $200.0 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At March 31, 2014, we had borrowings from the 2008 Loan Agreement outstanding with principal amounts of $2.7 million. Our outstanding long-term borrowings consist of fixed interest rate financial instruments. The interest rate of our fixed rate borrowings is 3.75%. The carrying amount of these long-term borrowings approximates fair value based on borrowing rates currently available to us. A hypothetical 10% increase or decrease in interest rates relative to interest rates at March 31, 2014 would not have a material impact on the fair values of all of our outstanding borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. Dollars, the Euro and British Pounds Sterling. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2014 would have a $1.1 million adverse impact on our total accounts receivable balance at March 31, 2014. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, the United Kingdom, France and Germany. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of March 31, 2014, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 9 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter.

Risks Related to Our Business and Our Industry

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced net losses of $8.8 million and $8.0 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, our accumulated deficit was $106.3 million and total stockholders’ equity was $259.9 million. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solutions and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three months ended March 31, 2014, our ten largest customers by revenue accounted for an aggregate of approximately 27% of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

Our business is subject to online security risks, including security breaches.

Our business involves the storage and transmission of our customers’ and our customers’ consumers’ proprietary information, including financial information, such as payment card information, and other personally identifiable information. Recently, certain prominent retail companies have disclosed breaches of their security resulting from sophisticated and highly targeted attacks on portions of their websites or infrastructure. Because the techniques used to obtain unauthorized access, disable, deny, disrupt, destroy or degrade services or systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Our systems may also be vulnerable to computer viruses or other malware, physical or electronic break-ins and similar disruptions, and certain of our customers have experienced “denial-of-service” type attacks that have, in certain instances, made all or portions of such customers’ websites unavailable for periods of time. In addition, online consumers have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that may lead to the misappropriation of user names, passwords, payment card numbers, or other sensitive information or to the introduction of computer viruses or other malware to users’ computers. Data security breaches may also result from non-technical means, such as, malicious actions by a disgruntled employee or former employee or contractor.

We rely on encryption and authentication technology from third parties to provide the security and authentication to effectively secure transmission of confidential information, including consumer payment card numbers. Such technology may not be sufficient to protect the transmission of such confidential information or these technologies may have material defects that may compromise the confidentiality or integrity of the transmitted data. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. A party that is able to circumvent our security measures or the security measures of our third-party vendors could misappropriate our, our customers’ or our customers’ consumers’ proprietary information, cause interruption in our operations, damage our computers or those of our customers or our customers’ consumers, alter sensitive information or system configurations, or otherwise damage our reputation.

Security breaches and related malicious acts could cause us to incur substantial costs and encounter loss of customer confidence, which could materially adversely affect our reputation and results of operations or cause material harm to our business. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed resulting in damage to our reputation and loss of current or prospective customers. There may be vulnerabilities in our systems that result in significant threats that we cannot mitigate. Such vulnerabilities may lead to sustained heightened exposure of breach or may require us to disable service for an extended period of time. Also, any compromise of our security could result in a violation of applicable privacy and other laws, trigger disclosure obligations, and expose us to significant legal and financial exposure. Further, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues may become more difficult and costly as we expand our operations and the services and features that we provide to our customers. Our insurance policies coverage limits may not be adequate to reimburse us for losses caused by security breaches.

If we fail to manage our cloud-based network infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our digital commerce solutions.

We have experienced significant growth in the number of users, transactions and data that our cloud-based network infrastructure supports. We seek to maintain sufficient excess capacity in our cloud-based network infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, the provision of new cloud-based network infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, particularly for the fourth quarter when we might experience significant increases in traffic on our customers’ digital commerce sites, our customers could experience service outages that may subject us to financial penalties and financial liabilities and result in customer losses. If our cloud-based network infrastructure capacity fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.

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

The owners of the data facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Any changes in third-party service levels at the data centers or any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates.

The data centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. At least one of the data facilities is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

We recognize revenue from customer subscriptions over the term of the subscription agreement and, therefore, a significant downturn in our business may not be immediately reflected in our operating results.

We recognize revenue from Demandware Commerce subscription agreements monthly over the terms of these agreements, which is typically three years. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but might negatively affect our revenue in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue may decline significantly in that quarter and subsequent quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales or renewals and market acceptance of our solutions may not be reflected in our short-term results of operations.

Our business is substantially dependent upon the continued growth of the market for cloud-based software solutions.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our cloud-based digital commerce solutions. As a result, widespread acceptance and use of the cloud business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically run the applications on their hardware. Because many companies are generally predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to the concept of accessing software functionality as a service provided by a third party. In addition, the market for cloud-based software solutions is still evolving, and competitive dynamics may cause pricing levels to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their digital commerce needs. As a result, we may be forced to reduce the prices we charge for our solutions and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms as we have historically. If the market for cloud-based software solutions fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our solutions, demand for our solutions and our revenue, gross margin and other operating results could be materially adversely affected.

We rely on a variable pricing model and any change in that model could adversely affect our financial results.

We have adopted a variable pricing model for Demandware Commerce whereby we participate in a share of our customers’ gross revenue processed on our platform. This pricing model aligns our interests with those of our customers and requires us to expand our processing and support infrastructure as activity on our customers’ digital commerce sites increases. All of our Demandware Commerce customer contracts are based on a variable pricing model. If customers were to demand a fixed pricing model that did not provide for variability based on their level of usage of our Demandware Commerce platform, our financial results could be adversely affected.

Our lengthy sales and implementation cycles make it difficult to predict our future revenue and causes variability in our operating results.

Our sales cycle can vary substantially from customer to customer, but typically requires six to nine months depending on the size and complexity of the opportunity. From the time a new Demandware Commerce contract is signed, approximately six months are typically required to implement and launch a digital commerce site for a new customer. A number of factors influence the length and variability of our Demandware Commerce sales and implementation cycles, including, for example:

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

We sell our Demandware Commerce solutions pursuant to agreements that are approximately three years in duration. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services or renew on less favorable terms, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

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

Our customers are retailers and branded manufacturers that typically realize a significant portion of their sales in the fourth quarter of each calendar year, specifically during the holiday season. As a result of this seasonal variation, our subscription revenue fluctuates, with additional fees in excess of committed annual levels, called overage fees, being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter.

We are dependent upon consumers’ willingness to use the internet for commerce.

Our success depends upon the general public’s continued willingness to use the internet, whether through a computer, smart phone, tablet or other internet-enabled device, as a means to purchase goods, communicate, and conduct and research commercial transactions. If consumers became unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to users’ computers, smart phones, tablets or other internet enabled-devices, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be materially adversely affected.

Even if demand for digital commerce products and services increases generally, demand for cloud-based solutions like ours may not increase to a corresponding degree.

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

We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources as does integrating third-party content and technology. Some of the third parties that sell our solutions have the direct contractual relationships with our ultimate end-user customers, and therefore we risk the loss of such customers if the third parties fail to perform their obligations. If the performance of our third-party partners is not well received by our customers, our brand and reputation could be negatively affected. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and may not have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solutions. In addition, these distributors and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors, and it is possible that they may not be able to devote the resources we expect to the relationship.

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

        We have received direct demands from such third-party entities claiming infringement of patents owned by them. In addition, in most instances, we have agreed to indemnify our customers against certain claims that our products infringe the intellectual property rights of third parties. We have received indemnification requests from many customers that have received letters from, or been sued by, non-practicing entities claiming infringement of patents owned by them. Many of those underlying claims, and the extent, if any, of our indemnification obligations, have not yet been resolved. Some of these patents are the subject of pending legal proceedings between the patent owners and one or more major companies engaged in digital commerce, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against us or our customers. Also, because the patent owners have asserted the same patents against multiple customers, an adverse resolution in the case of one customer could lead to adverse resolutions in the cases of other customers and such claims could potentially lead to greater exposure for us than for any single customer. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

We seek to protect the source code for our proprietary software under a combination of patent, copyright and trade secrets law. However, because we make some of the source code available to some customers, third parties may be more likely to misappropriate it. Our policy is to enter into confidentiality agreements with our employees, partners, consultants, vendors and customers and to control access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for someone to copy our software or other proprietary information without authorization or to develop similar software independently.

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

Since our customers use our products for critical business applications, namely digital commerce and order management, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products.

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

The digital commerce market is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions, introduce new solutions and sell into new industry markets. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current solutions do not have. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be harmed.

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

Outside of the United States, we currently maintain offices and/or have sales personnel in Australia, Austria, Canada, China, Denmark, France, Germany, the Netherlands, and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of our solutions, including translation into foreign languages and adaptation for local practices, such as the local practice in China for consumers to purchase through discount channels like TMall.com rather than directly from the retailer, which could limit our revenue growth in that market, and regulatory requirements;

•	lack of familiarity and burdens of complying with foreign laws, such as privacy, data protection and indemnification laws, legal standards, contracting processes, regulatory requirements, tariffs, and other barriers;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing systems integrators and technology partners;

•	differing technology standards;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations and differing employer/employee relationships;

•	fluctuations in exchange rates that may increase the volatility of our foreign based revenue;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings;

•	uncertain political and economic climates; and

•	reduced or varied protection for intellectual property rights in some countries.

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

We were required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2013 and are required to do so in each year thereafter. Our auditors also need to attest to the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of any material weaknesses in our internal control over financial reporting.

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

When we sell Demandware Commerce subscriptions and services in a single arrangement, which is sometimes referred to as a multiple-element arrangement, we recognize the services revenue ratably over the longer of the related subscription term or the estimated expected life of the customer relationship. During 2012 and prior our estimated expected life of a Demandware Commerce customer relationship ranged from three to six years. At December 31, 2012, we increased the estimated expected life to just over six years after considering additional renewal history during the year. This has resulted in services revenue being recognized over a longer period. At December 31, 2013, we confirmed the estimated expected life of our customers remains just over six years. We continue to evaluate the length of the estimated expected life of our customer relationships as we gain more experience with customer renewals. Future changes in the estimated expected life of our customer relationship periods could result in the recognition of services revenue over a longer or shorter period of time than previously planned, making it difficult to forecast future results. Costs associated with providing these services are recognized as incurred, resulting in variability in our gross margins when costs and revenue are recorded in different periods, which may make our operating results more difficult to understand and less indicative of trends in our services business.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Euros, British Pounds Sterling, Australian and Canadian Dollars and may, in the future, have sales denominated in other foreign currencies. In addition, we incur a portion of our operating expenses in Euros, British Pounds Sterling and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

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

Our cash equivalent and short-term investment portfolio as of March 31, 2014 consisted of corporate bonds and commercial paper, money market mutual funds, municipal securities, certificates of deposit, international government bonds, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Our shares of common stock began trading on the New York Stock Exchange on March 15, 2012. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $16.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $82.23 per share and an intra-day trading low of $21.35 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the New York Stock Exchange. If the requirements of being a public company diverts our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, complying with these rules and regulations has substantially increased our legal and financial compliance expenses, has made some activities more time-consuming and costly, and may in the future require us to reduce costs in other areas of our business or increase the prices of our solutions, which could negatively impact our business.

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

In November 2013, we completed a follow-on offering in which we sold 3,310,098 shares of our common stock, including shares of certain shareholders who sold 810,098 shares of our common stock, at a price of $57.00 per share. In December 2013, we sold an additional 496,515 shares of our common stock pursuant to the underwriters’ option to purchase additional shares, at a price of $57.00 per share. We received proceeds from the public offering of $163.1 million, net of underwriting discounts and commissions, but before offering expenses of $0.5 million. We received no proceeds from the sale of our common stock by the selling shareholders.

From the effective date of the registration statement through March 31, 2014, we have spent approximately $19.4 million of the net proceeds from the IPO, which have been used to fund the acquisition of Mainstreet Commerce LC. No offering expenses or net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

DEMANDWARE, INC.

Date: May 9, 2014	By:	/s/ Scott J. Dussault
Scott J. Dussault
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Forms of equity award agreements under 2012 Stock Incentive Plan

10.2*	Transition and Separation Letter Agreement, dated February 10, 2014, between the Registrant and Scott J. Dussault (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2014 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Management contracts or compensatory plans or arrangements.
**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (iv) Notes to Condensed Consolidated Financial Statements.