Form 10-Q
period 2014-06-30
Demandware Inc
filed 2014-08-05
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On August 1, 2014, the registrant had 36,128,828 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$169,799	$242,425
Short-term investments	88,102	37,133
Accounts receivable—net of allowance for doubtful accounts of $728 and $459 at June 30, 2014 and December 31, 2013, respectively	24,842	28,402
Prepaid expenses and other current assets	9,649	4,315

Total current assets	292,392	312,275
Property and equipment, net	15,195	9,790
Purchased intangible assets, net	2,334	—
Goodwill	8,966	—
Other assets	4,080	1,866

Total assets	$322,967	$323,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$1,493	$2,727
Accounts payable	3,061	3,174
Accrued expenses	15,059	17,362
Deferred revenue	23,413	19,609
Deferred rent	35	184

Total current liabilities	43,061	43,056

Long-term liabilities:
Deferred revenue	18,106	18,862
Notes payable	631	1,524
Deferred rent	1,069	884

Total liabilities	62,867	64,326

Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized	—	—
Common stock, $0.01 par value per share—240,000 shares authorized, 34,910 and 34,268 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	349	343
Additional paid-in capital	375,197	356,766
Accumulated other comprehensive gain	66	64
Accumulated deficit	(115,512)	(97,568)

Total stockholders’ equity	260,100	259,605

Total liabilities and stockholders’ equity	$322,967	$323,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Subscription	$32,505	$20,806	$62,410	$39,711
Services	3,580	2,401	5,853	4,010

Total revenue	36,085	23,207	68,263	43,721
Cost of revenue:
Subscription	6,266	4,080	11,700	8,044
Services	3,739	2,462	7,213	4,980

Total cost of revenue	10,005	6,542	18,913	13,024

Gross profit	26,080	16,665	49,350	30,697
Operating expenses:
Sales and marketing	17,621	14,180	34,104	25,556
Research and development	8,040	5,377	15,011	10,117
General and administrative	9,444	5,521	17,756	10,754

Total operating expenses	35,105	25,078	66,871	46,427

Loss from operations	(9,025)	(8,413)	(17,521)	(15,730)
Other income (expense):
Interest income	75	55	141	117
Interest expense	(30)	(68)	(83)	(147)
Other income (expense)	22	116	11	(303)

Other income (expense), net	67	103	69	(333)

Loss before income taxes	(8,958)	(8,310)	(17,452)	(16,063)
Income tax expense	227	145	492	364

Net loss	(9,185)	(8,455)	(17,944)	(16,427)

Net loss per share, basic and diluted	$(0.27)	$(0.28)	$(0.52)	$(0.55)

Weighted average common shares outstanding, basic and diluted	34,712	30,266	34,562	30,113

Net loss	(9,185)	(8,455)	(17,944)	(16,427)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4)	21	2	(36)
Unrealized gain (loss) on marketable securities, net of tax	3	(10)	—	(20)

Comprehensive loss	$(9,186)	$(8,444)	$(17,942)	$(16,483)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,944)	$(16,427)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,943	2,195
Bad debt expense	269	53
Stock-based compensation	13,001	7,344
Consulting expense settled with a restricted stock unit award	77	—
Deferred rent expense	32	(9)
Other non-cash reconciling items	367	310
Changes in operating assets and liabilities:
Accounts receivable	3,802	(1,027)
Prepaid expenses and other current assets	(5,284)	(463)
Other long term assets	(2,205)	(41)
Accounts payable	285	(789)
Accrued expenses	(2,473)	4,414
Deferred revenue	2,880	10,659

Net cash (used in) provided by operating activities	(4,250)	6,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,274)	(3,970)
Purchase of marketable securities	(82,275)	(30,649)
Acquisition, net of cash acquired	(12,136)	—
Sale and maturity of marketable securities	30,950	38,609
Increase in restricted cash and other assets	(9)	(154)

Net cash (used in) provided by investing activities	(71,744)	3,836

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares purchased under Employee Stock Purchase Plan	643	—
Proceeds from exercise of stock options	4,716	1,561
Proceeds from issuance of notes payable	—	1,997
Payments of equipment notes	(1,221)	(1,432)
Payments of software financing agreement	(766)	(467)

Net cash provided by financing activities	3,372	1,659

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4)	(81)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,626)	11,633
CASH AND CASH EQUIVALENTS—Beginning of period	242,425	58,877

CASH AND CASH EQUIVALENTS—End of period	$169,799	$70,510

SUPPLEMENTARY INFORMATION:
Interest paid	$80	$202

Income taxes paid	$476	$214

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accounts payable and accrued expenses	$154	$71
Software license technical support acquired by assuming directly related liabilities	$—	$561

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	2,852	3,879	2,904	4,012
Unvested restricted stock	1,250	888	1,161	834
Employee Stock Purchase Plan	12	—	12	—

3. BUSINESS COMBINATION

On January 22, 2014, the Company acquired 100% of the equity of Mainstreet Commerce LC (“Mainstreet”), a provider of cloud-based distributed order management solutions, for total cash consideration of $19.4 million. $10.0 million of the total consideration is held in escrow and will be released ratably in quarterly payments through January 2016. $7.0 million of the amount in escrow is reserved for payments to key Mainstreet employees for post combination employment services, and therefore is recorded as a prepayment in the Company’s condensed consolidated balance sheet, and will be recognized in the Company’s post combination financial statements as compensation expense over the employment period. The remaining $3.0 million in escrow is being withheld following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations, warranties and covenants and other specified claims set forth in the purchase agreement, and therefore is included in the purchase price of $12.4 million. For federal income tax purposes, the transaction is treated as an asset acquisition. The goodwill resulting from this transaction is expected to be deductible for tax purposes. During the six months ended June 30, 2014, the Company incurred transaction costs in connection with the acquisition of $0.1 million, which are included in general and administrative expenses. Including prior periods not presented, the Company has incurred transaction costs in connection with the acquisition of $0.5 million through June 30, 2014.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value, which was determined by management using the information available as of the date of the acquisition (Level 3 inputs). Certain items, such as the review of the allocation of intangibles, were subject to change as additional information was received about facts and circumstances that existed at the date of acquisition. The Company is still conducting its review of the allocation of intangibles and expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Methodologies used in valuing the intangible assets include, but are not limited to, the replacement cost method for customer relationships, relief from royalty for trademarks and multiple period excess earnings method for developed technology. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with GAAP.

The allocation of the Mainstreet consideration to the assets acquired and obligations assumed was as follows (in thousands):

Cash	$261
Accounts receivable	511
Developed technology	2,500
Customer relationships	300
Trademarks	10
Goodwill	8,966
Other assets / liabilities, net	(151)

Total purchase price	$12,397

The Company will amortize the customer relationships over approximately five years and trademarks over one year on a straight-line basis. The Company will amortize the developed technology over five years based upon the pattern in which the economic benefits related to the developed technology are realized; however, such amortized amounts are not less than amounts that would be amortized over a straight-line basis. Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at June 30, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$148,408	$—	$—	$148,408
Certificates of deposit	997	—	—	997
Municipal securities	5,194	—	—	5,194

	$154,599	$—	$—	$154,599

Short-Term Investments:
U.S. government agency bonds	$15,039	$—	$(3)	$15,036
Corporate bonds and commercial paper	9,982	1	(1)	9,982
International government bonds	9,101	3	—	9,104
Municipal securities	25,893	7	(4)	25,896
Certificates of deposit	28,085	2	(3)	28,084

	$88,100	$13	$(11)	$88,102

A summary of the Company’s cash equivalents and short-term investments at December 31, 2013 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$226,130	$—	$—	$226,130
Certificates of deposit	998	—	—	998
Municipal securities	2,000	—	—	2,000

	$229,128	$—	$—	$229,128

Short-Term Investments:
U.S. government agency bonds	$4,500	$1	$—	$4,501
Corporate bonds and commercial paper	3,318	—	(1)	3,317
Municipal securities	19,701	4	(2)	19,703
Certificates of deposit	9,612	1	(1)	9,612

	$37,131	$6	$(4)	$37,133

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the consolidated balance sheets are one year or less from the respective balance sheet dates.

5. FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at June 30, 2014 and December 31, 2013. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Management believes that the Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2014
Assets—Cash Equivalents:
Money market funds	$148,408	$148,408	$—	$—
Certificates of deposit	997	—	997	—
Municipal securities	5,194	—	5,194	—

Assets—Short-Term Investments:
U.S. government agency bonds	$15,036	$—	$15,036	$—
Corporate bonds and commercial paper	9,982	—	9,982	—
International government bonds	9,104	—	9,104	—
Municipal securities	25,896	—	25,896	—
Certificates of deposit	28,084	—	28,084	—

At December 31, 2013
Assets—Cash Equivalents:
Money market funds	$226,130	$226,130	$—	$—
Certificates of deposit	998	—	998	—
Municipal securities	2,000	—	2,000	—

Assets—Short-Term Investments:
U.S. government agency bonds	$4,501	$—	$4,501	$—
Corporate bonds and commercial paper	3,317	—	3,317	—
Municipal securities	19,703	—	19,703	—
Certificates of deposit	9,612	—	9,612	—

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

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. As of June 30, 2014 and December 31, 2013, the Company did not carry Level 3 assets or liabilities.

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

At June 30, 2014 and December 31, 2013, the outstanding balance under the Loan was $2.1 million and $3.3 million, respectively. As of June 30, 2014, the Company did not have any available borrowings under the Loan for eligible equipment purchases.

Software Financing—In May 2012, the Company entered into a $1.8 million agreement to finance the purchase of a perpetual software license and the related first year technical support (the “Software Finance Agreement”). The Software Finance Agreement had been secured by the financed assets. The financed amount was due in 12 equal quarterly payments of principal, plus accrued interest, at an annual rate of 5.40% through April 1, 2015. In May 2013, the Company renewed the related technical support for a second year, and increased the financed amount by $0.6 million. In February 2014, the Company paid the outstanding balance under the Software Finance Agreement in full. At June 30, 2014 and December 31, 2013, the outstanding balance under the Software Finance Agreement was zero and $0.9 million, respectively.

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

The following table summarizes information related to stock options outstanding as of June 30, 2014 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Exercisable—June 30, 2014	1,900	$6.27	5.79	$119,914
Options vested and expected to vest—June 30, 2014	2,736	$15.40	6.57	$147,726

Unrecognized compensation expense relating to stock options was $16.0 million at June 30, 2014, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period, and upon vesting, the Company issues shares of common stock. Unrecognized compensation expense relating to restricted stock awards was $54.2 million at June 30, 2014, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Units—On June 6, 2014, the Company granted restricted stock units for 16,875 shares of common stock to the Company’s former Chief Financial Officer, as outlined in the Transition and Separation Letter Agreement dated February 10, 2014 between the Company and the former Chief Financial Officer (the “Transition and Separation Letter Agreement”). The restricted stock units will be paid out in shares one year from the grant date, provided that the former Chief Financial Officer substantially complies with the Post-Employment Assistance undertakings and with the Restrictive Covenants Agreements, each as defined in the Transition and Separation Letter Agreement. If compliance is not met, the restricted stock units will be forfeited as of the date of noncompliance. During the three and six months ended June 30, 2014, the Company recorded $0.1 million of consulting expense for this restricted stock award, and no such expense was recorded during the three and six months ended June 30, 2013.

Employee Stock Purchase Plan— The ESPP and its foreign corollaries permit eligible employees to purchase shares of the Company’s common stock through accumulated payroll deductions. 400,000 shares have been allocated for the ESPP. Each offering is a six month period (a “Plan Period”), and the purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the first or last business day of a Plan Period. On June 30, 2014, the Company issued 11,793 shares under the ESPP at an exercise price of $54.50 for cash proceeds of $0.6 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of subscription revenue	$167	$95	$300	$210
Cost of service revenue	516	233	909	615
Sales and marketing	1,974	979	3,467	2,075
Research and development	1,795	822	3,331	1,735
General and administration	2,882	1,229	4,994	2,709

Total	$7,334	$3,358	$13,001	$7,344

Stock-based compensation cost for the three months ended June 30, 2014 and 2013 includes $1.6 million and $1.9 million, respectively, related to stock options, and $0.1 million and zero, respectively, related to the ESPP. Stock-based compensation cost for the six months ended June 30, 2014 and 2013 includes $3.0 million and $3.2 million, respectively, related to stock options, and $0.2 million and zero, respectively, related to the ESPP. The remaining expense for each period relates to restricted stock.

9. INCOME TAXES

The Company’s income tax expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively. The effective income tax rate was (2.5)% and (2.8)% for the three and six months ended June 30, 2014, respectively, as compared to an income tax expense of $0.1 million and $0.4 million, respectively, and an effective income tax rate of (1.7)% and (2.3)% for the three and six months ended June 30, 2013. The increase in the income tax expense primarily relates to additional foreign income taxes.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more likely than not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for all periods to date with the exception for the deferred tax asset related to Demandware E-Commerce (Shanghai) Limited, Demandware UK Limited, and Demandware Australia Pty Limited.

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

10. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of goodwill in the six months ended June 30, 2014, are as follows (in thousands):

Balance, December 31, 2013	$0
Additions	8,966

Balance, June 30, 2014	$8,966

The addition to goodwill during fiscal year 2014 is related to the acquisition of Mainstreet in January 2014 (Note 3).

Purchased Intangible Assets— Intangible assets acquired as of June 30, 2014, are as follows (in thousands):

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Developed Technology	$2,500	$402	$2,098
Customer Relationships	300	69	231
Trademarks	10	5	5

Total	$2,810	$476	$2,334

The Company had no acquired intangible assets as of December 31, 2013.

In the three and six months ended June 30, 2014, amortization expense related to acquired intangible assets was $0.2 million and $0.5 million, respectively. The Company incurred no amortization expense related to acquired intangible assets during the three and six months ended June 30, 2013.

Future estimated amortization expense for acquired intangible assets as of June 30, 2014, is as follows (in thousands):

Remainder of 2014	$461
2015	674
2016	477
2017	402
2018	302
Thereafter	18

Total	$2,334

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our solutions; our ability to service those customers effectively and induce them to renew their subscriptions for our solutions; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing digital commerce needs or new technologies generally by us and our competitors; continued acceptance of software-as-a-service, or SaaS, as an effective method for delivering digital commerce solutions and other applications; our ability to protect against online security risks; our ability to manage our growth; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in this Item 2, in Part II, Item 1A, “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission, or SEC. We expressly disclaim any obligation to update the forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

On January 22, 2014, we acquired 100% of the equity of Mainstreet Commerce LC (“Mainstreet”). Mainsteet is a provider of a comprehensive order management solution with flexible configuration capabilities that support the complex business needs of leading brands and retailers. The order management functionality includes full lifecycle support across all channels and devices, from sales origination through automated payment processing, order processing, shipping management, drop-shipping and fulfillment. Mainstreet’s order management solution augments our Demandware Commerce platform. The combination of Demandware Commerce and Mainstreet’s distributed order management functionality will enable retailers to enhance the overall omni-channel customer experience and manage the complete consumer shopping lifecycle in the cloud. Our results for the three and the six months ended June 30, 2014 includes the results of Mainstreet since the date of acquisition, which are immaterial to the periods presented.

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

Number of Live Customers on the Demandware Commerce Platform

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of Demandware Commerce customers at the end of a particular quarter as the number of Demandware Commerce customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of June 30, 2014, we had 226 live Demandware Commerce customers.

Number of Live Customer Sites on the Demandware Commerce Platform

Since our Demandware Commerce customers generally operate more than one site across various geographies, channels and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of Demandware Commerce customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of June 30, 2014, our Demandware Commerce customers operated 924 live sites on our platform.

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

Other than as described below, as of June 30, 2014, there have been no material changes to our critical accounting policies since December 31, 2013.

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

We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates and selection of comparable companies. We engaged the assistance of valuation specialists in determining on fair value measurements of assets acquired and liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred.

Goodwill and Purchased Intangible Assets - We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We have determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, we annually estimate the fair value of the reporting unit and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. We will complete its annual impairment test of goodwill during the fourth quarter of fiscal 2014.

Purchased intangible assets consist of developed technology, customer relationships and trademarks acquired in connection with business acquisitions, and are amortized over their estimated useful lives based on the pattern of economic benefit expected from each asset. We concluded for certain purchased intangible assets that the pattern of economic benefit approximated straight-line method therefore the use of the straight-line method was appropriate as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no degradation of the cash flows over time. Amortization expense related to developed technology is included in cost of subscription revenue while amortization expense related to customer relationships and trademarks is included in sales and marketing expense. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If impairment exists, we calculate the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Results of Operations:
Revenue:
Subscription	$32,505	$20,806	$62,410	$39,711
Services	3,580	2,401	5,853	4,010

Total revenue	36,085	23,207	68,263	43,721
Cost of revenue:
Subscription	6,266	4,080	11,700	8,044
Services	3,739	2,462	7,213	4,980

Total cost of revenue	10,005	6,542	18,913	13,024

Gross profit	26,080	16,665	49,350	30,697
Operating expenses:
Sales and marketing	17,621	14,180	34,104	25,556
Research and development	8,040	5,377	15,011	10,117
General and administrative	9,444	5,521	17,756	10,754

Total operating expenses	35,105	25,078	66,871	46,427

Loss from operations	(9,025)	(8,413)	(17,521)	(15,730)
Other income (expense), net	67	103	69	(333)

Loss before income taxes	(8,958)	(8,310)	(17,452)	(16,063)
Income tax expense	227	145	492	364

Net loss	$(9,185)	$(8,455)	$(17,944)	$(16,427)

Revenue and Metrics

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Subscription revenue	$32,505	$20,806	$11,699	56.2%	$62,410	$39,711	$22,699	57.2%
Percentage of total revenue	90.1%	89.7%			91.4%	90.8%
Services revenue	$3,580	$2,401	$1,179	49.1%	$5,853	$4,010	$1,843	46.0%
Percentage of total revenue	9.9%	10.3%			8.6%	9.2%

Subscription revenue. Subscription revenue for the three months ended June 30, 2014 increased by $11.7 million, or 56.2%, compared to the three months ended June 30, 2013. The increase was driven by an increase of $6.6 million in revenue from new customers as well as an increase of $5.1 million in revenue from existing customers in the 2014 period. We had 226 customers and 924 sites operating on our Demandware Commerce platform at June 30, 2014, an increase from 162 customers and 667 sites operating on our platform at June 30, 2013. The increase in revenue from existing customers resulted from both organic site growth and the launch of additional sites in the three months ended June 30, 2014. Revenue realized from overage fees from both new and existing customers increased from $6.9 million to $7.1 million, and represented 33.1% and 21.9% of subscription revenue for the three months ended June 30, 2013 and 2014, respectively.

Subscription revenue for the six months ended June 30, 2014 increased by $22.7 million, or 57.2%, compared to the six months ended June 30, 2013. The increase was driven by an increase of $12.1 million in revenue from new customers as well as an increase of $10.6 million in revenue from existing customers in the 2014 period. Revenue realized from overage fees increased from $12.7 million to $14.0 million, and represented 31.9% and 22.5% of subscription revenue, for the six months ended June 30, 2013 and 2014, respectively.

Services revenue. Services revenue for the three months ended June 30, 2014 increased by $1.2 million, or 49.1% compared to the three months ended June 30, 2013. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customer’s use of our digital commerce platform ratably over the estimated life of our customer base, which was just over six years for revenue recognized in the 2014 and 2013 periods. Revenue recognized from service engagements sold with the subscription increased $0.1 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to an increase in the number of customers and sites operating on our platform. Additionally, we recognize service and training revenues performed after our customers have launched on our platform as such services are delivered, and revenues from such services increased by $0.4 million in the three months ended June 30, 2014 compared to the 2013 period. Additionally, fees received from sponsors of and participants attending our global customer conference during the three months ended June 30, 2014 increased by $0.3 million when compared to the same period in 2013. Finally, fees received from our network of partners during the three months ended June 30, 2014 increased by $0.3 million as compared to the same period in 2013.

Services revenue for the six months ended June 30, 2014 increased by $1.8 million, or 46.0%, compared to the six months ended June 30, 2013. The increase was driven by an increase of $0.2 million in recognized services revenue from service engagements sold with the subscription in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to an increase in the number of customers and sites operating on our platform. Additionally, we recognize service and training revenues performed after our customers have launched on our platform as such services are delivered, and revenues from such services increased by $0.8 million in the six months ended June 30, 2014 compared to the period in 2013. Additionally, fees received from sponsors of and participants attending our global customer conference during the six months ended June 30, 2014 increased by $0.3 million when compared to the same period in 2013. Finally, fees received from our network of partners during the six months ended June 30, 2014 increased by $0.5 million as compared to the same period in 2013.

Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Cost of subscription revenue	$6,266	$4,080	$2,186	53.6%	$11,700	$8,044	$3,656	45.5%
Percentage of subscription revenue	19.3%	19.6%			18.7%	20.3%
Gross margin	80.7%	80.4%			81.3%	79.7%
Cost of services revenue	$3,739	$2,462	$1,277	51.9%	$7,213	$4,980	$2,233	44.8%
Percentage of services revenue	104.4%	102.5%			123.2%	124.2%
Gross margin	(4.4)%	(2.5)%			(23.2)%	(24.2)%		%

Cost of subscription revenue. Cost of subscription revenue for the three months ended June 30, 2014 increased by $2.2 million, or 53.6%, compared to the three months ended June 30, 2013. The increase was primarily attributable to $0.9 million of increased network infrastructure and bandwidth expenses and $0.4 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity to accommodate the growth during the 2014 period. In addition, we increased our headcount in our support and technical operations teams between the 2013 and 2014 periods and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $0.7 million in the 2014 period. Finally, we incurred a $0.2 million expense due to the amortization of an intangible related to our 2014 business acquisition.

Cost of subscription revenue for the six months ended June 30, 2014 increased by $3.7 million, or 45.5%, compared to the six months ended June 30, 2013. The increase was primarily attributable to $1.6 million of increased network infrastructure and bandwidth expenses and $0.3 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity to accommodate the growth during the 2014 period. In addition, we increased our headcount in our support and technical operations team by 57% between the 2013 and 2014 periods. As a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased by $1.3 million in the 2014 period. Finally, we incurred a $0.4 million expense due to the amortization of an intangible related to our 2014 business acquisition.

Cost of services revenue. Cost of services revenue for the three months ended June 30, 2014 increased by $1.3 million, or 51.9%, compared to the three months ended June 30, 2013. The increase was primarily attributable to $1.1 million of increased personnel and related expenses which was driven by the increase in headcount as a result of our acquisition of Mainstreet in the first quarter of 2014. We also incurred $0.1 million of increased travel and entertainment expenses and $0.1 million of increased costs such as rent, and information technology, or IT, costs as a direct result of the increase in headcount.

Cost of services revenue for the six months ended June 30, 2014 increased by $2.2 million, or 44.8%, compared to the six months ended June 30, 2013. The increase was primarily attributable to $1.9 million of increased personnel and related expenses driven by the increase in headcount as a result of our acquisition of Mainstreet in the first quarter of 2014. We also incurred $0.1 million of increased travel and entertainment expenses and $0.2 million of increased costs such as rent, and IT costs as a direct result of the increase in headcount.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$17,621	$14,180	$3,441	24.3%	$34,104	$25,556	$8,548	33.4%
Percentage of total revenue	48.8%	61.1%			50.0%	58.5%

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2014 increased by $3.4 million, or 24.3%, compared to the three months ended June 30, 2013. The increase was attributable to the continued expansion to address increased opportunities in new and existing markets. We have continued to add employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $2.3 million of increased personnel and related expenses, of which $0.8 million was related to stock compensation expense. In addition, commissions and bonuses increased by $0.2 million, or 7.2%, in the 2014 period. Marketing program expenses increased $0.7 million in the 2014 period. Additionally, we incurred $0.3 million of increased travel and entertainment expenses and $0.2 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. These increases in expenses were partially offset by a $0.3 million decrease in business and corporate development expenses during the 2014 period.

Sales and marketing expenses for the six months ended June 30, 2014 increased by $8.5 million, or 33.4%, compared to the six months ended June 30, 2013. The increase was attributable to increases in marketing programs and the expansion of our sales force to address increased opportunities in new and existing markets. We have continued to add employees within our direct sales, business development and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $4.5 million of increased personnel and related expenses, of which $1.2 million was related to stock compensation expense. In addition, commissions and bonuses increased by $2.3 million, or 44.4%, in the 2014 period as a result of an increase in new customers acquired during the 2014 period. Additionally, marketing program expenses increased $0.8 million in the 2014 period. Finally, we incurred $0.7 million of increased travel and entertainment expenses and $0.4 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. These increases in expenses were partially offset by a $0.3 million decrease in business and corporate development expenses during the 2014 period.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$8,040	$5,377	$2,663	49.5%	$15,011	$10,117	$4,894	48.4%
Percentage of total revenue	22.3%	23.2%			22.0%	23.1%

Research and Development. Research and development expenses for the three months ended June 30, 2014 increased by $2.7 million, or 49.5%, compared to the three months ended June 30, 2013. The increase was attributable to investments made to enhance the functionality of our digital commerce platform. Throughout the 2014 period, we increased our engineering headcount, which contributed to increased personnel and related expenses of $2.3 million, of which $1.0 million related to stock compensation expense. Additionally, we incurred $0.1 million of increased travel and entertainment expenses and $0.2 million of increased allocated overhead costs such as rent, IT costs and depreciation and amortization to support our continued growth.

Research and development expenses for the six months ended June 30, 2014 increased by $4.9 million, or 48.4%, compared to the six months ended June 30, 2013. The increase was attributable to investments made to enhance the functionality of our digital platform. Our acquisition of Mainstreet contributed to our increase in headcount. The increase in our engineering headcount contributed to increased personnel and related expenses of $4.4 million, of which $1.6 million related to stock compensation expense. Finally, we incurred $0.2 million of increased travel and entertainment expenses and $0.4 million of increased overhead costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. As a direct result of our strong hiring efforts, we decreased contractor costs by $0.1 million in the 2014 period.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
General and administrative	$9,444	$5,521	$3,923	71.1%	$17,756	$10,754	$7,002	65.1%
Percentage of total revenue	26.2%	23.8%			26.0%	24.6%

General and Administrative. General and administrative expenses for the three months ended June 30, 2014 increased by $3.9 million, or 71.1%, compared to the three months ended June 30, 2013. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel and related costs of $3.1 million, of which $1.8 million related to stock compensation expense. We also incurred increased professional fees of $0.2 million for outside legal services to support the expansion and growth of our business as well as increased audit services of $0.1 million in the period. Additionally, we incurred $0.3 million of increased overhead costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. Finally, we incurred $0.2 million of increased corporate development and related professional fees in the period.

General and administrative expenses for the six months ended June 30, 2014 increased by $7.0 million, or 65.1%, compared to the six months ended June 30, 2013. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel, consulting and related costs of $5.0 million, of which $2.4 million related to stock compensation expense. We also incurred increased professional fees of $0.3 million for outside legal services to support the expansion and growth of our business as well as increased audit services of $0.4 million in the period. Additionally, we incurred $0.2 million of bad debt expense in the current period as we performed services in accordance with our subscription agreements for two customers, for which collection is now considered uncertain. We also incurred $0.5 million of increased costs such as rent, IT costs and depreciation and amortization expenses to support our growing company as well as increased miscellaneous state taxes of $0.1 million as a result of expanding into new states in the United States. Finally, we incurred $0.1 million of increased travel expenses as a result of our growth and $0.3 million of increased corporate development and related professional fees in the period.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Other income (expense)	$67	$103	$(36)	(35.0)%	$69	$(333)	$402	120.7%
Percentage of total revenue	0.2%	0.4%			0.1%	(0.8%)

Other Income (Expense). Other income for the three months ended June 30, 2014 decreased $36,000, from other income of $0.1 million in the 2013 period. The decrease was attributable to a $0.1 million decrease of foreign exchange gains related to fluctuations in the British Pound Sterling and Euro in relation to the U.S. Dollar in the 2014 period compared to the 2013 period, partially offset by an increase of $20,000 in investment income and a decrease of $39,000 in interest expense during the 2014 period.

Other income (expense) for the six months ended June 30, 2014 increased $0.4 million from other expense of $0.3 million in the 2013 period to other income of $0.1 million in the 2014 period. The increase was attributable to a $0.3 million increase in foreign exchange gains related to fluctuations in the British Pound Sterling and Euro in relation to the U.S. Dollar in the 2014 period compared to the 2013 period as well as to an increase of $24,000 in investment income and a decrease of $0.1 million in interest expense during the 2014 period.

Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Income tax expense	$227	$145	$82	56.6%	$492	$364	$128	35.2%

The effective income tax rate for the three months ended June 30, 2014 was (2.5)% compared to (1.7)% for the 2013 period. The effective income tax rate for the six months ended June 30, 2014 was (2.8)% compared to (2.3)% for the 2013 period. The negative effective tax rates for these periods were primarily the result of losses from our domestic operations where we are unable to record a tax benefit and have recorded a full valuation allowance. The negative effective tax rate is partially offset by research and development tax credits, and income from our foreign subsidiaries in Germany, France, the United Kingdom, Australia, Hong Kong and China, which are subject to local income taxes. Such earnings are planned to be reinvested indefinitely outside the United States and therefore, no domestic tax liabilities have been recorded.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash from operations and the sale of equity securities, including net cash proceeds from our IPO and follow-on offering. In March 2012, we closed our IPO of 6,325,000 shares of common stock, including 825,000 shares sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share. We raised approximately $94.1 million from our IPO, net of underwriting discounts and commissions, but before offering expenses of $3.3 million.

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

Our cash, cash equivalents and short-term investments totaled $257.9 million at June 30, 2014. Our cash equivalents and short-term investments are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, international government bonds, corporate debt securities and commercial paper.

At June 30, 2014, our principal source of liquidity was $169.8 million of cash and cash equivalents.

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

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing and research and development, which may require the use of proceeds from our IPO and follow-on offering for such additional expansion and expenditures.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(4,250)	$6,219
Net cash (used in) provided by investing activities	(71,744)	3,836
Net cash provided by financing activities	3,372	1,659
Effect of exchange rates on cash and cash equivalents	(4)	(81)
(Decrease) increase in cash and equivalents	(72,626)	11,633

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

Cash used in operating activities of $4.3 million during the six months ended June 30, 2014 was primarily due to our net loss of $17.9 million, adjusted for $16.7 million in non-cash expenses that included $2.9 million of depreciation and amortization, $13.0 million in stock-based compensation, and $0.3 million of bad debt expense. Working capital uses of cash included a $5.3 million increase in prepaid expenses and other current assets and a $2.2 million increase in other long-term assets, which is mainly due to the remaining deposit of $5.5 million in an escrow account to fund payments to key Mainstreet employees for post-combination employment services related to the acquisition of Mainstreet. Working capital uses of cash also included a $2.5 million decrease in accrued expenses. This use of cash was partially offset by a $3.8 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter from overage fees, and a $2.9 million increase in deferred revenue due to more customers on our platform in the first half of 2014 compared to the prior year period.

Cash provided by operating activities of $6.2 million during the six months ended June 30, 2013 was primarily due to our net loss of $16.4 million, adjusted for $9.9 million in non-cash expenses that included $2.2 million of depreciation and amortization, $7.3 million in stock-based compensation, and $0.3 million of the amortization of premiums on marketable securities. Working capital sources of cash included a $10.7 million increase in deferred revenue due to more customers on our platform and a $4.4 million increase in accrued expenses due to a higher level of expenses consistent with the overall growth of our business in the 2013 period. These sources of cash were partially offset by a $1.0 million decrease in accounts receivable as we collected receivables recognized and invoiced for overage fees in the fourth quarter of 2012 during the first quarter of 2013, $0.8 million decrease in accounts payable and a $0.5 million increase in prepaid expenses and other assets.

Net cash (used in) provided by investing activities. Our primary investing activities have consisted of purchases of investments as well as purchases of computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the six months ended June 30, 2014, cash used in investing activities was $71.7 million, comprised of $82.3 million for purchases of marketable securities and $8.3 million for purchases of property and equipment. Additionally, cash used in investing activities increased due to a $12.1 million cash payment, net of cash acquired, for the acquisition of Mainstreet. These cash outflows were partially offset by the maturity of $31.0 million of marketable securities in the first half of 2014. In general, our purchases of property and equipment in the first half of 2014 were primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

For the six months ended June 30, 2013, cash provided by investing activities was $3.8 million, comprised primarily of $38.6 million of marketable securities that matured in the first half of 2013. This cash inflow was partially offset by $30.6 million for purchases of marketable securities and $4.0 million for purchases of property and equipment. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

Net cash provided by financing activities. Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in the data centers of our providers.

For the six months ended June 30, 2014, cash provided by financing activities of $3.4 million consisted of $4.7 million in proceeds from the exercise of stock options and $0.6 million in proceeds from shares purchased under our employee stock purchase plan, partially offset by $2.0 million in payments in connection with our equipment debt and software financing obligations.

For the six months ended June 30, 2013, cash provided by financing activities was $1.7 million, primarily consisting of $1.6 million in proceeds from the exercise of stock options and $2.0 million in proceeds from a note payable in connection with the financing of property and equipment, partially offset by $1.9 million in payments in connection with our equipment debt and software financing obligations.

Contractual Obligations. There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, except for the following: (i) we paid our May 2012 software finance agreement in full; (ii) as a part of the Mainstreet acquisition, we acquired an operating lease for approximately 9,000 square feet of office space in Deerfield, Florida, and our total payment obligation under this lease is $0.5 million through August 2018; (iii) in April 2014, we entered into a sublease agreement for approximately 38,000 square feet of additional office space at our headquarters in Massachusetts, and our total payment obligation under this lease is $5.6 million through October 2019; and (iv) during the six months ended June 30, 2014, we entered in additional contractual commitments for hosting and other support services of $1.2 million, which are due through April 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. We have invested $154.6 million in money market funds, certificates of deposit, and municipal securities with an average maturity of 50 days, classified as cash equivalents, and have invested $88.1 million in international and U.S. government debt securities, municipal securities and corporate debt securities, classified as available-for-sale securities, with maturities ranging between four and 12 months as of June 30, 2014. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. At June 30, 2014, we had cash and cash equivalents of $169.8 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At June 30, 2014, we had borrowings from the 2008 Loan Agreement outstanding with principal amounts of $2.1 million. Our outstanding long-term borrowings consist of fixed interest rate financial instruments. The interest rate of our fixed rate borrowings is 3.75%. The carrying amount of these long-term borrowings approximates fair value based on borrowing rates currently available to us. A hypothetical 10% increase or decrease in interest rates relative to interest rates at June 30, 2014 would not have a material impact on the fair values of all of our outstanding borrowings.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our historical revenue has been denominated in U.S. Dollars, Euros, British Pounds Sterling, and Australian dollars. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2014 would have a $1.3 million adverse impact on our total accounts receivable balance at June 30, 2014. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, Germany, the United Kingdom and France. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2014, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced net losses of $9.2 million and $17.9 million for the three and six months ended June 30, 2014, respectively. At June 30, 2014, our accumulated deficit was $115.5 million and total stockholders’ equity was $260.1 million. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solutions and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for each of the three and six months ended June 30, 2014, our ten largest customers by revenue accounted for an aggregate of approximately 26% of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

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

Security breaches and related malicious acts could cause us to incur substantial costs and encounter loss of customer confidence, which could materially adversely affect our reputation and results of operations or cause material harm to our business. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed resulting in damage to our reputation and loss of current or prospective customers. There may be vulnerabilities in our systems that result in significant threats that we cannot mitigate. Such vulnerabilities may lead to sustained heightened exposure to breach or may require us to disable service for an extended period of time. Also, any compromise of our security could result in a violation of applicable privacy and other laws, trigger disclosure obligations, and expose us to significant legal and financial exposure. Further, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues may become more difficult and costly as we expand our operations and the services and features that we provide to our customers. Our insurance policies coverage limits may not be adequate to reimburse us for losses caused by security breaches.

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

Our lengthy sales and implementation cycles make it difficult to predict our future revenue and cause variability in our operating results.

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

Outside of the United States, we currently maintain offices and/or have sales personnel in Australia, Austria, China, Denmark, France, Germany, the Netherlands, and the United Kingdom, and we intend to expand our international operations. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We were required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2013 and are required to do so in each year thereafter. Our auditors also need to attest to the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of any material weaknesses in our internal control over financial reporting.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, such as our president and chief executive officer, our chief financial officer, our chief operating officer and our chief technology officer. Our former chief financial officer recently departed from the Company, and other key employees may terminate employment with us at any time with no advance notice. The replacement of any key officer likely would involve significant time and costs, and the loss of any key officer may significantly delay or prevent the achievement of our business objectives.

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

When we sell Demandware Commerce subscriptions and services in a single arrangement, which is sometimes referred to as a multiple-element arrangement, we recognize the services revenue ratably over the longer of the related subscription term or the estimated expected life of the customer relationship. During 2012 and prior, our estimated expected life of a Demandware Commerce customer relationship ranged from three to six years. At December 31, 2012, we increased the estimated expected life to just over six years after considering additional renewal history during the year. This has resulted in services revenue being recognized over a longer period. At December 31, 2013, we confirmed the estimated expected life of our customers remains just over six years. We continue to evaluate the length of the estimated expected life of our customer relationships as we gain more experience with customer renewals. Future changes in the estimated expected life of our customer relationship periods could result in the recognition of services revenue over a longer or shorter period of time than previously planned, making it difficult to forecast future results. Costs associated with providing these services are recognized as incurred, resulting in variability in our gross margins when costs and revenue are recorded in different periods, which may make our operating results more difficult to understand and less indicative of trends in our services business.

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

Our cash equivalent and short-term investment portfolio as of June 30, 2014 consisted of corporate bonds and commercial paper, money market mutual funds, municipal securities, certificates of deposit, international government bonds, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Under the Sarbanes-Oxley Act, our management is required to assess the impact of control deficiencies based upon both quantitative and qualitative factors, and depending upon that analysis we classify such identified deficiencies as either a control deficiency, significant deficiency or a material weakness. One element of our analysis of the significance of any control deficiency is its actual or potential financial impact. This assessment will vary depending on our level of pre-tax income or loss. For example, a smaller pre-tax income or loss will increase the likelihood of a quantitative assessment of a control deficiency as a significant deficiency or material weakness. To the extent that our pre-tax income or loss is relatively small, if management identifies an error in our interim or annual financial statements, it is more likely that such an error may be determined to be a material weakness or be considered a material error that could, depending upon the complete quantitative and qualitative analysis, result in our having to restate previously issued financial statements.

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

From the effective date of the registration statement through June 30, 2014, we have spent approximately $19.4 million of the net proceeds from the IPO, which have been used to fund the acquisition of Mainstreet Commerce LC. No offering expenses or net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

DEMANDWARE, INC.

Date: August 5, 2014	By:	/s/ Timothy M. Adams
Timothy M. Adams
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Letter Agreement between the Registrant and Timothy M. Adams related to Mr. Adams’ services to the Registrant

10.2	Sublease, dated January 25, 2012, between the Registrant and Conversent Communications of Massachusetts, Inc., as amended

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Management contracts or compensatory plans or arrangements.
**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013, and (iv) Notes to Condensed Consolidated Financial Statements.