Form 10-Q
period 2014-09-30
Demandware Inc
filed 2014-11-04
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On October 30, 2014, the registrant had 36,309,668 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$160,249	$242,425
Short-term investments	98,818	37,133
Accounts receivable—net of allowance for doubtful accounts of $763 and $459 at September 30, 2014 and December 31, 2013, respectively	26,948	28,402
Prepaid expenses and other current assets	9,163	4,315

Total current assets	295,178	312,275
Property and equipment, net	13,958	9,790
Purchased intangible assets, net	2,103	—
Goodwill	8,966	—
Other assets	3,512	1,866

Total assets	$323,717	$323,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$—	$2,727
Accounts payable	1,687	3,174
Accrued expenses	16,919	17,362
Deferred revenue	22,212	19,609
Deferred rent	218	184

Total current liabilities	41,036	43,056

Long-term liabilities:
Deferred revenue	21,148	18,862
Notes payable	—	1,524
Deferred rent	1,021	884

Total liabilities	63,205	64,326

Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized	—	—
Common stock, $0.01 par value per share—240,000 shares authorized, 35,016 and 34,268 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	350	343
Additional paid-in capital	382,703	356,766
Accumulated other comprehensive (loss) gain	(176)	64
Accumulated deficit	(122,365)	(97,568)

Total stockholders’ equity	260,512	259,605

Total liabilities and stockholders’ equity	$323,717	$323,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscription	$34,281	$22,563	$96,691	$62,274
Services	3,946	1,916	9,799	5,926

Total revenue	38,227	24,479	106,490	68,200
Cost of revenue:
Subscription	6,907	4,325	18,607	12,369
Services	3,878	2,726	11,091	7,706

Total cost of revenue	10,785	7,051	29,698	20,075

Gross profit	27,442	17,428	76,792	48,125
Operating expenses:
Sales and marketing	15,668	12,918	49,772	38,474
Research and development	8,795	5,439	23,806	15,556
General and administrative	8,630	5,840	26,386	16,594

Total operating expenses	33,093	24,197	99,964	70,624

Loss from operations	(5,651)	(6,769)	(23,172)	(22,499)
Other (expense) income:
Interest income	80	49	221	166
Interest expense	(41)	(55)	(124)	(202)
Other (expense) income	(1,042)	628	(1,031)	325

Other (expense) income, net	(1,003)	622	(934)	289

Loss before income taxes	(6,654)	(6,147)	(24,106)	(22,210)
Income tax expense	199	110	691	474

Net loss	$(6,853)	$(6,257)	$(24,797)	$(22,684)

Net loss per share, basic and diluted	$(0.20)	$(0.20)	$(0.71)	$(0.75)

Weighted average common shares outstanding, basic and diluted	34,958	30,710	34,695	30,314

Net loss	(6,853)	(6,257)	(24,797)	(22,684)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(238)	85	(236)	49
Unrealized (loss) gain on marketable securities, net of tax	(4)	7	(4)	(13)

Comprehensive loss	$(7,095)	$(6,165)	$(25,037)	$(22,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,797)	$(22,684)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,515	3,293
Bad debt expense	369	433
Stock-based compensation	19,371	10,833
Consulting expense settled with a restricted stock unit award	273	—
Deferred rent expense	172	(9)
Amortization of premium on marketable securities	593	451
Other non-cash reconciling items	197	16
Changes in operating assets and liabilities:
Accounts receivable	1,596	(1,272)
Prepaid expenses and other current assets	(4,861)	(544)
Other long term assets	(1,849)	(286)
Accounts payable	(917)	(1,437)
Accrued expenses	(277)	9,008
Deferred revenue	4,721	10,867

Net cash (used in) provided by operating activities	(894)	8,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,568)	(4,335)
Purchase of marketable securities	(111,513)	(47,694)
Acquisition, net of cash acquired	(12,136)	—
Sale and maturity of marketable securities	49,231	49,823
Increase in restricted cash and other assets	(19)	(167)

Net cash used in investing activities	(83,005)	(2,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares purchased under Employee Stock Purchase Plan	643	—
Proceeds from exercise of stock options	5,658	5,126
Proceeds from issuance of notes payable	—	1,997
Payments of equipment notes	(3,345)	(2,146)
Payments of software financing agreement	(766)	(706)

Net cash provided by financing activities	2,190	4,271

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(467)	123

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(82,176)	10,690
CASH AND CASH EQUIVALENTS—Beginning of period	242,425	58,877

CASH AND CASH EQUIVALENTS—End of period	$160,249	$69,567

SUPPLEMENTARY INFORMATION:
Interest paid	$101	$196

Income taxes paid	$677	$257

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accounts payable and accrued expenses	$23	$4
Software license technical support acquired by assuming directly related liabilities	$—	$561

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

On September 30, 2014, the Company signed a definitive agreement with SunBridge Corporation, an international venture capital and professional services firm, to establish a joint venture, Demandware K.K., in Japan. Immediately prior to the incorporation of Demandware K.K., the Company will contribute 300 million Japanese Yen to Demandware K.K. in return for 75% of its outstanding shares of common stock. The incorporation of Demandware K.K. is contingent upon approval from the Legal Affairs Bureau of Japan. As of September 30, 2014, the Company had not contributed to the joint venture.

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

Recent Accounting Pronouncements—Effective January 1, 2014, the Company adopted Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit Carryforward Exists”. This accounting update requires that an unrecognized tax benefit be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers”. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the recognition of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	2,757	3,468	2,854	3,829
Unvested restricted stock	1,211	915	1,178	861
Employee Stock Purchase Plan	20	15	14	5

3. BUSINESS COMBINATION

On January 22, 2014, the Company acquired 100% of the equity of Mainstreet Commerce LC (“Mainstreet”), a provider of cloud-based distributed order management solutions, for total cash consideration of $19.4 million. $10.0 million of the total consideration was held in escrow and is being released ratably in quarterly payments through January 2016. $7.0 million of the amount in escrow is reserved for payments to key Mainstreet employees for post-combination employment services, and therefore is recorded as a prepayment in the Company’s condensed consolidated balance sheet, and will be recognized in the Company’s post-combination financial statements as compensation expense over the employment period. The remaining $3.0 million in escrow is being withheld following the close of the transaction as protection against certain losses the Company may incur in the event of certain breaches of representations, warranties and covenants and other specified claims set forth in the purchase agreement, and therefore is included in the purchase price of $12.4 million. For federal income tax purposes, the transaction is treated as an asset acquisition. The goodwill resulting from this transaction is expected to be deductible for tax purposes. During the nine months ended September 30, 2014, the Company incurred transaction costs in connection with the acquisition of $0.1 million, which are included in general and administrative expenses. Including prior periods not presented, the Company has incurred transaction costs in connection with the acquisition of $0.5 million through September 30, 2014.

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

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at September 30, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$138,405	$—	$—	$138,405
Certificates of deposit	498	—	—	498
Municipal securities	3,000	—	—	3,000

	$141,903	$—	$—	$141,903

Short-Term Investments:
U.S. government agency bonds	$22,417	$2	$—	$22,419
Corporate bonds	9,435	—	(2)	9,433
International government bonds	9,068	1	—	9,069
Municipal securities	25,365	4	(5)	25,364
Certificates of deposit	32,535	1	(3)	32,533

	$98,820	$8	$(10)	$98,818

A summary of the Company’s cash equivalents and short-term investments at December 31, 2013 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$226,130	$—	$—	$226,130
Certificates of deposit	998	—	—	998
Municipal securities	2,000	—	—	2,000

	$229,128	$—	$—	$229,128

Short-Term Investments:
U.S. government agency bonds	$4,500	$1	$—	$4,501
Corporate bonds and commercial paper	3,318	—	(1)	3,317
Municipal securities	19,701	4	(2)	19,703
Certificates of deposit	9,612	1	(1)	9,612

	$37,131	$6	$(4)	$37,133

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the consolidated balance sheets are one year or less from the respective balance sheet dates.

5. FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at September 30, 2014 and December 31,

2013. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Management believes that the Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2014
Assets—Cash Equivalents:
Money market funds	$138,405	$138,405	$—	$—
Certificates of deposit	498	—	498	—
Municipal securities	3,000	—	3,000	—

Assets—Short-Term Investments:
U.S. government agency bonds	$22,419	$—	$22,419	$—
Corporate bonds and commercial paper	9,433	—	9,433	—
International government bonds	9,069	—	9,069	—
Municipal securities	25,364	—	25,364	—
Certificates of deposit	32,533	—	32,533	—

At December 31, 2013
Assets—Cash Equivalents:
Money market funds	$226,130	$226,130	$—	$—
Certificates of deposit	998	—	998	—
Municipal securities	2,000	—	2,000	—

Assets—Short-Term Investments:
U.S. government agency bonds	$4,501	$—	$4,501	$—
Corporate bonds and commercial paper	3,317	—	3,317	—
Municipal securities	19,703	—	19,703	—
Certificates of deposit	9,612	—	9,612	—

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

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. As of September 30, 2014 and December 31, 2013, the Company did not carry Level 3 assets or liabilities.

6. DEBT

Equipment Notes Payable—The Company’s loan and security agreement (the “2008 Loan Agreement”) was amended in May 2009 to include a $2.0 million equipment line of credit (the “Loan”). Borrowings under the Loan could be made for eligible equipment purchases through December 31, 2009. The Loan was again amended in April 2010, June 2011, June 2012 and June 2013, which increased the available borrowings by an additional $4.0 million, $4.0 million, $3.0 million and $3.0 million, respectively. Each advance under the Loan was payable in 36 equal monthly payments of principal, plus accrued interest, at an annual rate of 3.75%. In September 2014, the Company paid the outstanding balance in full. The 2008 Loan Agreement had been secured by substantially all of the Company’s assets, except its intellectual property.

At September 30, 2014 and December 31, 2013, the outstanding balance under the Loan was zero and $3.3 million, respectively. As of September 30, 2014, the Company did not have any available borrowings under the Loan for eligible equipment purchases.

Software Financing—In May 2012, the Company entered into a $1.8 million agreement to finance the purchase of a perpetual software license and the related first year technical support (the “Software Finance Agreement”). The Software Finance Agreement had been secured by the financed assets. The financed amount was due in 12 equal quarterly payments of principal, plus accrued interest, at an annual rate of 5.40% through April 1, 2015. In May 2013, the Company renewed the related technical support for a second year, and increased the financed amount by $0.6 million. In February 2014, the Company paid the outstanding balance under the Software Finance Agreement in full. At September 30, 2014 and December 31, 2013, the outstanding balance under the Software Finance Agreement was zero and $0.9 million, respectively.

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

The following table summarizes information related to stock options outstanding as of September 30, 2014 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price (per Share)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Exercisable—September 30, 2014	1,955	$6.78	5.57	$86,309
Options vested and expected to vest—September 30, 2014	2,687	$15.32	6.28	$98,057

Unrecognized compensation expense relating to stock options was $14.1 million at September 30, 2014, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period, and upon vesting, the Company issues shares of common stock. Unrecognized compensation expense relating to restricted stock awards was $50.3 million at September 30, 2014, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Units—On June 6, 2014, the Company granted restricted stock units for 16,875 shares of common stock to the Company’s former Chief Financial Officer, as outlined in the Transition and Separation Letter Agreement dated February 10, 2014 between the Company and the former Chief Financial Officer (the “Transition and Separation Letter Agreement”). The restricted stock units will be paid out in shares one year from the grant date, provided that the former Chief Financial Officer substantially complies with the Post-Employment Assistance undertakings and with the Restrictive Covenants Agreements, each as defined in the Transition and Separation Letter Agreement. If the former Chief Financial Officer does not substantially comply, the restricted stock units will be forfeited as of the date of noncompliance. During the three and nine months ended September 30, 2014, the Company recorded $0.2 million and $0.3 million, respectively, of consulting expense for this restricted stock unit award, and no such expense was recorded during the three and nine months ended September 30, 2013.

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

Stock-Based Compensation—Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the service period, which is generally the vesting period of the equity grant. For awards with a performance-based measure, the Company accrues stock-based compensation expense if it is probable that the performance condition will be achieved. The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of subscription revenue	$177	$84	$477	$294
Cost of services revenue	532	274	1,441	889
Sales and marketing	1,868	1,055	5,335	3,130
Research and development	1,825	815	5,156	2,550
General and administration	1,968	1,261	6,962	3,970

Total	$6,370	$3,489	$19,371	$10,833

Stock-based compensation cost for the three months ended September 30, 2014 and 2013 includes $1.6 million and $1.4 million, respectively, related to stock options, and $0.1 million and $0.1 million, respectively, related to the ESPP. Stock-based compensation cost for the nine months ended September 30, 2014 and 2013 includes $4.6 million and $4.7 million, respectively, related to stock options, and $0.3 million and $0.1 million, respectively, related to the ESPP. The remaining expense for each period relates to restricted stock.

9. INCOME TAXES

The Company’s income tax expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively. The effective income tax rate was (3.0)% and (2.9)% for the three and nine months ended September 30, 2014, respectively, as compared to an income tax expense of $0.1 million and $0.5 million, respectively, and an effective income tax rate of (1.8)% and (2.1)% for the three and nine months ended September 30, 2013. The increase in the income tax expense primarily relates to additional foreign income taxes.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more likely than not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for all periods to date with the exception for the deferred tax assets related to Demandware E-Commerce (Shanghai) Limited, Demandware UK Limited, and Demandware Australia Pty Limited.

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

10. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of goodwill in the nine months ended September 30, 2014 are as follows (in thousands):

Balance, December 31, 2013	$—
Additions	8,966

Balance, September 30, 2014	$8,966

The addition to goodwill during fiscal year 2014 is related to the acquisition of Mainstreet in January 2014 (Note 3).

Purchased Intangible Assets— Intangible assets acquired as of September 30, 2014 are as follows (in thousands):

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Developed Technology	$2,500	$631	$1,869
Customer Relationships	300	69	231
Trademarks	10	7	3

Total	$2,810	$707	$2,103

The Company had no acquired intangible assets as of December 31, 2013.

In the three and nine months ended September 30, 2014, amortization expense related to acquired intangible assets was $0.2 million and $0.7 million, respectively. The Company incurred no amortization expense related to acquired intangible assets during the three and nine months ended September 30, 2013.

Future estimated amortization expense for acquired intangible assets as of September 30, 2014 is as follows (in thousands):

Remainder of 2014	$230
2015	674
2016	477
2017	402
2018	302
Thereafter	18

Total	$2,103

11. SUBSEQUENT EVENTS

CQuotient Acquisition— On October 9, 2014, the Company acquired 100% of the equity of CQuotient, Inc. (“CQuotient”), a cloud personalization provider, for cash consideration of approximately $21.5 million. Additional consideration of $3.4 million, payable in cash or shares of the Company’s common stock at the option of the Company, is payable to certain employees contingent upon their continued employment. This consideration will be recognized in the Company’s post-combination financial statements as compensation expense over the employment period. The initial accounting of the business combination is incomplete as of the issuance date of these financial statements. Therefore, the Company is unable to disclose the acquisition date fair value of the equity interest in CQuotient immediately before the acquisition date and the valuation techniques and related inputs used to measure the acquisition date fair value. During each of the three and nine months ended September 30, 2014, $0.3 million of acquisition-related costs were incurred to effect the CQuotient acquisition, which is included in the Company’s general and administrative expense. No such expenses were incurred during the three and nine months ended September 30, 2013. Comparative pro forma financial information for this acquisition has not been presented because the acquisition is not material to the Company’s consolidated results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our solutions; our ability to service those customers effectively and induce them to renew their subscriptions for our solutions; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing digital commerce needs or new technologies generally by us and our competitors; continued acceptance of software-as-a-service, or SaaS, as an effective method for delivering digital commerce solutions and other applications; our ability to protect against online security risks; our ability to manage our growth; our ability to successfully integrate businesses we have acquired; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in this Item 2, in Part II, Item 1A, “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission, or SEC. We expressly disclaim any obligation to update the forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We derive most of our revenue from subscriptions to our cloud platform and related services. Subscription fees are generally based on a revenue share pricing model, in which our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual non-refundable subscription fee is derived. If a customer processes on our platform more gross revenue than its committed minimum level, then the customer is required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion of these fees is recorded in the fourth quarter. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Customer contracts are generally non-cancellable for a minimum term that is approximately three years and range up to seven years.

Subscription revenue is driven primarily by the number of customers we have, the number of digital commerce sites they operate on our platform, the contracted minimum value of our subscription agreements and the gross revenue generated from our customers in excess of their committed minimum levels. To date, revenue generated by our customers’ traditional web commerce sites has been the primary driver of our subscription revenue. However, we believe that our omni-channel capabilities, including mobile, in-store, social and other digital channels, have been and will continue to be important factors in our new customers’ purchasing decisions and existing customers’ renewals.

We derive our services revenue primarily from the implementation and maintenance of our customers’ digital commerce sites, which includes the integration of complementary technologies and adaptation to back-end systems and/or business processes and the configuration and deployment of the sites. We also provide training services for individuals who are part of the implementation, maintenance and optimization teams of our customers. In general, it takes approximately six months to implement a new customer site on our platform. Incremental sites for a customer, including for additional brands or geographies, can be implemented in less than one month.

Deferred revenue primarily consists of the unearned portion of billed subscription and services fees. Once a customer’s subscription period has commenced, we typically invoice customers on a monthly or quarterly basis. In addition, we often invoice the first year subscription fee in advance upon customer contract execution as an initiation payment. Initiation payments are included in deferred revenue upon payment. For these reasons, our deferred revenue balance does not serve as a reliable indicator of our future subscription revenue.

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

On January 22, 2014, we acquired 100% of the equity of Mainstreet Commerce LC , or Mainstreet. Mainsteet is a provider of a comprehensive order management solution with flexible configuration capabilities that support the complex business needs of leading brands and retailers. The order management functionality includes full lifecycle support across all channels and devices, from sales origination through automated payment processing, order processing, shipping management, drop-shipping and fulfillment. Mainstreet’s order management solution augments our Demandware Commerce platform. The combination of Demandware Commerce and Mainstreet’s distributed order management functionality will enable retailers to enhance the overall omni-channel customer experience and manage the complete consumer shopping lifecycle in the cloud. Our results for the three and the nine months ended September 30, 2014 include the results of Mainstreet since the date of acquisition, which are immaterial to the periods presented.

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

Number of Live Customers on the Demandware Commerce Platform

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of Demandware Commerce customers at the end of a particular quarter as the number of Demandware Commerce customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of September 30, 2014, we had 243 live Demandware Commerce customers.

Number of Live Customer Sites on the Demandware Commerce Platform

Since our Demandware Commerce customers generally operate more than one site across various geographies, channels and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of Demandware Commerce customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of September 30, 2014, our Demandware Commerce customers operated 1,027 live sites on our platform.

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

Other than as described below, as of September 30, 2014, there have been no material changes to our critical accounting policies since December 31, 2013.

Business Combinations - The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates and selection of comparable companies. We engaged the assistance of valuation specialists in determining our fair value measurements of assets acquired and liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred.

Goodwill and Purchased Intangible Assets - We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment annually or more frequently if facts and circumstances warrant a review. We have determined that there is a single reporting unit for the purpose of goodwill impairment tests. For purposes of assessing the impairment of goodwill, we annually estimate the fair value of the reporting unit and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recognized in the amount equal to that excess. We will complete our annual impairment test of goodwill as of November 30, 2014.

Purchased intangible assets consist of developed technology, customer relationships and trademarks acquired in connection with business acquisitions, and are amortized over their estimated useful lives based on the pattern of economic benefit expected from each asset. We concluded for certain purchased intangible assets that the pattern of economic benefit approximated the straight-line method. The use of the straight-line method was appropriate as the majority of the cash flows will be recognized ratably over the estimated useful lives and there is no degradation of the cash flows over time. Amortization expense related to developed technology is included in cost of subscription revenue while amortization expense related to customer relationships and trademarks is included in sales and marketing expense. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the undiscounted cash flows expected to be generated by the intangible asset to its carrying value. If impairment exists, we calculate the impairment by comparing the carrying value of the intangible asset to its fair value as determined by discounted expected cash flows.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Results of Operations:
Revenue:
Subscription	$34,281	$22,563	$96,691	$62,274
Services	3,946	1,916	9,799	5,926

Total revenue	38,227	24,479	106,490	68,200
Cost of revenue:
Subscription	6,907	4,325	18,607	12,369
Services	3,878	2,726	11,091	7,706

Total cost of revenue	10,785	7,051	29,698	20,075

Gross profit	27,442	17,428	76,792	48,125
Operating expenses:
Sales and marketing	15,668	12,918	49,772	38,474
Research and development	8,795	5,439	23,806	15,556
General and administrative	8,630	5,840	26,386	16,594

Total operating expenses	33,093	24,197	99,964	70,624

Loss from operations	(5,651)	(6,769)	(23,172)	(22,499)
Other (expense) income, net	(1,003)	622	(934)	289

Loss before income taxes	(6,654)	(6,147)	(24,106)	(22,210)
Income tax expense	199	110	691	474

Net loss	$(6,853)	$(6,257)	$(24,797)	$(22,684)

Revenue and Metrics

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Subscription revenue	$34,281	$22,563	$11,718	51.9%	$96,691	$62,274	$34,417	55.3%
Percentage of total revenue	89.7%	92.2%			90.8%	91.3%
Services revenue	$3,946	$1,916	$2,030	105.9%	$9,799	$5,926	$3,873	65.4%
Percentage of total revenue	10.3%	7.8%			9.2%	8.7%

Subscription revenue. Subscription revenue for the three months ended September 30, 2014 increased by $11.7 million, or 51.9%, compared to the three months ended September 30, 2013. The increase was driven by an increase of $6.2 million in revenue from new customers as well as an increase of $5.5 million in revenue from existing customers in the 2014 period. We had 243 customers and 1,027 sites operating on our Demandware Commerce platform at September 30, 2014, an increase from 184 customers and 741 sites operating on our platform at September 30, 2013. The increase in revenue from existing customers resulted from both growth in revenues from existing sites and the launch of additional sites in the three months ended September 30, 2014. Revenue realized from overage fees from both new and existing customers increased from $6.0 million to $7.7 million, and represented 26.8% and 22.6% of subscription revenue for the three months ended September 30, 2013 and 2014, respectively.

Subscription revenue for the nine months ended September 30, 2014 increased by $34.4 million, or 55.3%, compared to the nine months ended September 30, 2013. The increase was driven by an increase of $18.3 million in revenue from new customers as well as an increase of $16.1 million in revenue from existing customers in the 2014 period. Revenue realized from overage fees increased from $18.7 million to $21.8 million, and represented 30.0% and 22.5% of subscription revenue, for the nine months ended September 30, 2013 and 2014, respectively.

Services revenue. Services revenue for the three months ended September 30, 2014 increased by $2.0 million, or 105.9%, compared to the three months ended September 30, 2013. We recognize billings received for our implementation and training service engagements that are sold with the subscription prior to the customer’s use of our digital commerce platform ratably over the estimated life of our customer base, which was just over six years for revenue recognized in the 2014 and 2013 periods. Revenue recognized from service engagements sold with the subscription increased $0.2 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to an increase in the number of customers and sites operating on our platform. Additionally, we recognize service and training revenues performed after our customers have launched on our platform as such services are delivered, and revenues from such services increased by $0.7 million in the three months ended September 30, 2014 compared to the 2013 period. Finally, we recognized $1.0 million of non-recurring services revenue from the settlement of certain litigation.

Services revenue for the nine months ended September 30, 2014 increased by $3.9 million, or 65.4%, compared to the nine months ended September 30, 2013. The increase was due to an increase of $0.4 million in recognized services revenue from service engagements sold with the subscription in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to an increase in the number of customers and sites operating on our platform. Additionally, we recognize service and training revenues performed after our customers have launched on our platform as such services are delivered, and revenues from such services increased by $1.5 million in the nine months ended September 30, 2014 compared to the period in 2013. Additionally, fees received from sponsors of and participants attending our customer conference during the nine months ended September 30, 2014 increased by $0.2 million when compared to the same period in 2013. Fees received from our network of partners during the nine months ended September 30, 2014 increased by $0.7 million as compared to the same period in 2013. Finally, we recognized $1.0 million of non-recurring services revenue from the settlement of certain litigation.

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Cost of subscription revenue	$6,907	$4,325	$2,582	59.7%	$18,607	$12,369	$6,238	50.4%
Percentage of subscription revenue	20.1%	19.2%			19.2%	19.9%
Subscription gross margin	79.9%	80.8%			80.8%	80.1%
Cost of services revenue	$3,878	$2,726	$1,152	42.3%	$11,091	$7,706	$3,385	43.9%
Percentage of services revenue	98.3%	142.3%			113.2%	130.0%
Services gross margin	1.7%	(42.3)%			(13.2)%	(30.0)%

Cost of subscription revenue. Cost of subscription revenue for the three months ended September 30, 2014 increased by $2.6 million, or 59.7%, compared to the three months ended September 30, 2013. The increase was primarily attributable to $0.8 million of increased network infrastructure and bandwidth expenses and $0.7 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity to accommodate the growth during the 2014 period. In addition, we increased our headcount in our support and technical operations teams between the 2013 and 2014 periods and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $0.9 million in the 2014 period. Finally, we incurred a $0.2 million expense due to the amortization of an intangible related to our acquisition of Mainstreet in the first quarter of 2014.

Cost of subscription revenue for the nine months ended September 30, 2014 increased by $6.2 million, or 50.4%, compared to the nine months ended September 30, 2013. The increase was primarily attributable to $2.3 million of increased network infrastructure and bandwidth expenses and $1.2 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity to accommodate the growth during the 2014 period. In addition, we increased our headcount in our support and technical operations teams between the 2013 and 2014 periods and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $2.1 million in the 2014 period. Finally, we incurred a $0.6 million expense due to the amortization of an intangible related to our acquisition of Mainstreet in the first quarter of 2014.

Cost of services revenue. Cost of services revenue for the three months ended September 30, 2014 increased by $1.2 million, or 42.3%, compared to the three months ended September 30, 2013. The increase was primarily attributable to $1.0 million of increased personnel and related expenses which was driven by the increase in headcount. We also incurred $0.1 million of increased travel and entertainment expenses and $0.1 million of increased costs such as rent and information technology, or IT, costs as a direct result of the increase in headcount.

Cost of services revenue for the nine months ended September 30, 2014 increased by $3.4 million, or 43.9%, compared to the nine months ended September 30, 2013. The increase was primarily attributable to $2.9 million of increased personnel and related expenses driven by the increase in headcount. We also incurred $0.2 million of increased travel and entertainment expenses and $0.3 million of increased costs such as rent and IT costs as a direct result of the increase in headcount.

Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$15,668	$12,918	$2,750	21.3%	$49,772	$38,474	$11,298	29.4%
Percentage of total revenue	41.0%	52.8%			46.7%	56.4%

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2014 increased by $2.8 million, or 21.3%, compared to the three months ended September 30, 2013. The increase was attributable to the continued expansion to address increased opportunities in new and existing markets. We have continued to add employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $2.7 million of increased personnel and related expenses, of which $0.8 million was related to stock compensation expense. Marketing program expenses increased $0.4 million in the 2014 period. Additionally, we incurred $0.2 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. These increases in expenses were partially offset by a $0.4 million decrease in commissions and bonuses and a $0.2 million decrease in business and corporate development expenses during the 2014 period.

Sales and marketing expenses for the nine months ended September 30, 2014 increased by $11.3 million, or 29.4%, compared to the nine months ended September 30, 2013. The increase was attributable to increases in marketing programs and the expansion of our sales force to address increased opportunities in new and existing markets. We have continued to add employees within our direct sales, business development and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $7.2 million of increased personnel and related expenses, of which $2.2 million was related to stock compensation expense. In addition, commissions and bonuses increased by $2.0 million, or 21.8%, in the 2014 period as a result of an increase in new customers acquired during the 2014 period. Additionally, marketing program expenses increased $1.2 million in the 2014 period. Finally, we incurred $0.7 million of increased travel and entertainment expenses and $0.6 million of increased costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. These increases in expenses were partially offset by a $0.4 million decrease in business and corporate development expenses during the 2014 period.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Research and development	$8,795	$5,439	$3,356	61.7%	$23,806	$15,556	$8,250	53.0%
Percentage of total revenue	23.0%	22.2%			22.4%	22.8%

Research and Development. Research and development expenses for the three months ended September 30, 2014 increased by $3.4 million, or 61.7%, compared to the three months ended September 30, 2013. The increase was attributable to investments made to enhance the functionality of our digital commerce platform. Throughout the 2014 period, we increased our engineering headcount, which contributed to increased personnel and related expenses of $2.9 million, of which $1.0 million related to stock compensation expense. Additionally, we incurred $0.1 million of increased travel and entertainment expenses and $0.4 million of increased allocated overhead costs such as rent, IT costs and depreciation and amortization to support our continued growth.

Research and development expenses for the nine months ended September 30, 2014 increased by $8.3 million, or 53.0%, compared to the nine months ended September 30, 2013. The increase was attributable to investments made to enhance the functionality of our digital commerce platform. Our acquisition of Mainstreet contributed to our increase in headcount. The increase in our engineering headcount contributed to increased personnel and related expenses of $7.3 million, of which $2.6 million related to stock compensation expense. Finally, we incurred $0.3 million of increased travel and entertainment expenses and $0.8 million of increased overhead costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. As a result of our strong hiring efforts, we decreased contractor costs by $0.1 million in the 2014 period.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
General and administrative	$8,630	$5,840	$2,790	47.8%	$26,386	$16,594	$9,792	59.0%
Percentage of total revenue	22.6%	23.9%			24.8%	24.3%

General and Administrative. General and administrative expenses for the three months ended September 30, 2014 increased by $2.8 million, or 47.8%, compared to the three months ended September 30, 2013. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel and related costs of $2.0 million, of which $0.7 million related to stock compensation expense. Additionally, we incurred $0.1 million of increased travel and entertainment expenses and $0.3 million of increased overhead costs such as rent, IT costs and depreciation and amortization expenses incurred as a result of our growth. We incurred $0.7 million of increased corporate development and related professional fees in the period. These increases in expenses were partially offset by a $0.3 million decrease in bad debt expense in the period.

General and administrative expenses for the nine months ended September 30, 2014 increased by $9.8 million, or 59.0%, compared to the nine months ended September 30, 2013. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel, consulting and related costs of $7.0 million, of which $3.0 million related to stock compensation expense. We also incurred increased professional fees of $0.3 million for outside legal services to support the expansion and growth of our business as well as increased audit services of $0.4 million in the period. Additionally, we also incurred $0.9 million of increased costs such as rent, IT costs and depreciation and amortization expenses to support our growing company as well as increased miscellaneous state taxes of $0.1 million as a result of expanding into new states in the United States. We also incurred $0.1 million of increased travel expenses as a result of our growth and $0.9 million of increased corporate development and related professional fees in the period.

Other (Expense) Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Other (expense) income	$(1,003)	$622	$(1,625)	(261.3)%	$(934)	$289	$(1,223)	(423.2)%
Percentage of total revenue	(2.6)%	2.5%			(0.9)%	0.4%

Other (Expense) Income. Other expense for the three months ended September 30, 2014 decreased $1.6 million from other income of $0.6 million in the 2013 period. The decrease was attributable to $1.0 million of foreign exchange losses in the 2014 period compared to $0.7 million of foreign exchange gains in the 2013 period related to fluctuations in the British Pound Sterling and Euro in relation to the U.S. dollar, partially offset by an increase of $32,000 in investment income and a decrease of $13,000 in interest expense during the 2014 period.

Other expense for the nine months ended September 30, 2014 decreased $1.2 million from other income of $0.3 million in the 2013 period to other expense of $0.9 million in the 2014 period. The decrease was attributable to a $1.3 million increase in foreign exchange losses related to fluctuations in the British Pound Sterling and Euro in relation to the U.S. dollar in the 2014 period compared to the 2013 period as well as to an increase of $0.1 million in investment income and a decrease of $0.1 million in interest expense during the 2014 period.

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(dollars in thousands)
Income tax expense	$199	$110	$89	80.9%	$691	$474	$217	45.8%

The effective income tax rate for the three months ended September 30, 2014 was (3.0)% compared to (1.8)% for the 2013 period. The effective income tax rate for the nine months ended September 30, 2014 was (2.9)% compared to (2.1)% for the 2013 period. The negative effective tax rates for these periods were primarily the result of losses from our domestic operations where we are unable to record a tax benefit and have recorded a full valuation allowance. The negative effective tax rate is partially offset by research and development tax credits, and income from our foreign subsidiaries in Germany, France, the United Kingdom, Australia, Hong Kong and China, which are subject to local income taxes. Such earnings are planned to be reinvested indefinitely outside the United States and therefore, no domestic tax liabilities have been recorded.

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

Our cash, cash equivalents and short-term investments totaled $259.1 million at September 30, 2014. Our cash equivalents and short-term investments are comprised primarily of money market funds, certificates of deposit, municipal securities, U.S. agency securities, international government bonds and corporate debt securities.

At September 30, 2014, our principal source of liquidity was $160.2 million of cash and cash equivalents.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013

Net cash (used in) provided by operating activities	$(894)	$8,669
Net cash used in investing activities	(83,005)	(2,373)
Net cash provided by financing activities	2,190	4,271
Effect of exchange rates on cash and cash equivalents	(467)	123
(Decrease) increase in cash and cash equivalents	(82,176)	10,690

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

Cash used in operating activities of $0.9 million during the nine months ended September 30, 2014 was primarily due to our net loss of $24.8 million, adjusted for $25.5 million in non-cash expenses that included $4.5 million of depreciation and amortization, $19.4 million in stock-based compensation, $0.4 million of bad debt expense, and $0.6 million of amortization of premium on marketable securities. Working capital uses of cash included a $4.9 million increase in prepaid expenses and other current assets and a $1.8 million increase in other long-term assets, which is mainly due to the remaining deposit of $4.6 million in an escrow account to fund payments to key Mainstreet employees for post-combination employment services related to the acquisition of Mainstreet. Working capital uses of cash also included a $0.3 million decrease in accrued expenses and a $0.9 million decrease in accounts payable. This use of cash was partially offset by a $1.6 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter from overage fees, and a $4.7 million increase in deferred revenue due to more customers on our platform in the nine months of 2014 compared to the prior year period.

Cash provided by operating activities during the nine months ended September 30, 2013 was primarily due to our net loss of $22.7 million, adjusted for $15.0 million in non-cash expenses that included $3.3 million of depreciation and amortization, $10.8 million in stock-based compensation, and $0.5 million of the amortization of premiums on marketable securities. Working capital sources of cash included a $10.9 million increase in deferred revenue due to more customers on our platform in 2013 and a $9.0 million increase in accrued expenses due to a higher level of expenses consistent with the overall growth of our business. These sources of cash were partially offset by a $1.3 million increase in accounts receivable as a result of higher billings in Q3 2013, a $1.4 million decrease in accounts payable and a $0.8 million increase in prepaid expenses and other assets.

Net cash used in investing activities. Our primary investing activities have consisted of purchases, offset by maturities of investments, as well as purchases of computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the nine months ended September 30, 2014, cash used in investing activities was $83.0 million, comprised of $111.5 million for purchases of marketable securities and $8.6 million for purchases of property and equipment. Additionally, cash used in investing activities increased due to a $12.1 million cash payment, net of cash acquired, for the acquisition of Mainstreet. These cash outflows were partially offset by the sales and maturity of $49.2 million of marketable securities during the first nine months of 2014. In general, our purchases of property and equipment were primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

For the nine months ended September 30, 2013, cash used in investing activities was $2.4 million, comprised primarily of $47.7 million for purchases of marketable securities and $4.3 million for purchases of property and equipment. These cash outflows were partially offset by the sales and maturity of $49.8 million of marketable securities during the first nine months of 2013. In general, our purchases of property and equipment were primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

Net cash provided by financing activities. Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in the data centers of our providers.

For the nine months ended September 30, 2014, cash provided by financing activities of $2.2 million consisted of $5.7 million in proceeds from the exercise of stock options and $0.6 million in proceeds from shares purchased under our employee stock purchase plan, partially offset by $4.1 million in payments in connection with our equipment debt and software financing obligations.

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

Contractual Obligations. There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, except for the following: (i) we paid our May 2012 software finance agreement in full; (ii) as a part of the Mainstreet acquisition, we acquired an operating lease for approximately 9,000 square feet of office space in Deerfield, Florida, and our total payment obligation under this lease is $0.5 million through August 2018; (iii) in April 2014, we entered into a sublease agreement for approximately 38,000 square feet of additional office space at our headquarters in Massachusetts, and our total payment obligation under this lease is $5.6 million through October 2019; (iv) we paid our notes payable obligations in full; and (v) during the nine months ended September 30, 2014, we entered in additional contractual commitments for hosting and other support services with total payment obligations of $2.6 million, which are due through December 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. We have invested $141.9 million in money market funds, certificates of deposit, and municipal securities with an average maturity of 51 days, classified as cash equivalents, and have invested $98.8 million in international and U.S. government debt securities, municipal securities and corporate debt securities, classified as available-for-sale securities, with maturities ranging between four and 12 months as of September 30, 2014. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. At September 30, 2014, we had cash and cash equivalents of $160.2 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our revenue has been denominated in U.S. dollars, Euros, British Pounds Sterling, Chinese Yuan Renminbi, and Australian dollars. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at September 30, 2014 would have a $1.2 million adverse impact on our total accounts receivable balance at September 30, 2014. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, Germany, the United Kingdom and France. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2014, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced net losses of $6.9 million and $24.8 million for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, our accumulated deficit was $122.4 million and total stockholders’ equity was $260.5 million. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solutions and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have been in existence since 2004, and much of our growth has occurred in recent periods. Our limited operating history may make it difficult for our stockholders to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed.

We depend on a limited number of customers for a substantial portion of our revenue. The loss of a key customer or the significant reduction of business from one of our largest customers could significantly reduce our revenue.

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three and nine months ended September 30, 2014, our ten largest customers by revenue accounted for an aggregate of approximately 23% and 24% of our revenue, respectively. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ online revenue processed on our platform and expanding our customer base to include additional customers.

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

Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Creating a global organization and managing a geographically dispersed workforce requires substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

For our customers and potential customers to be willing to invest in our digital commerce solutions, the internet must continue to be accepted and widely used for commerce and communication. If digital commerce does not grow or grows more slowly than expected, then our future revenue and profits may not meet our expectations or those of analysts. The widespread adoption of our solutions depends not only on strong demand for digital commerce products and services generally, but also for products and services delivered via a cloud-based business model in particular. Many companies continue to rely primarily or exclusively on traditional means of commerce that are not internet-based and may be reluctant to change their patterns of commerce. Even if such companies do adopt digital commerce solutions, it is unclear whether they will desire digital commerce solutions like ours. As a result, we cannot assure our stockholders that our cloud-based digital commerce solutions will achieve and sustain the high level of market acceptance that is critical for the future success of our business.

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

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•	Current and potential customers may choose to develop digital commerce applications in-house, rather than paying for our solutions;

•	Some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base and distribution network, adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, and devote greater resources to the promotion and sale of their products and services than we can;

•	Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and consolidation in our industry is likely to intensify. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share;

•	Current and potential competitors may offer software that addresses one, or a limited number, of digital commerce functions at a lower price point or with greater depth than our solutions; and

•	Software vendors could bundle digital commerce solutions or offer such products at a lower price as part of a larger product sale.

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

If we are unsuccessful in establishing or maintaining our relationships with certain of these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure our stockholders that these relationships will result in improved operating results.

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

We have expanded, and may expand in the future, by acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.

Our business strategy has included, and may include in the future, acquiring complementary services, technologies or businesses. We also may enter into relationships with other businesses to expand our service offerings or our ability to provide service in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, such as our president and chief executive officer, our chief financial officer, our chief operating officer, our chief technology officer and our chief legal officer. These and other key employees may terminate employment with us at any time with no advance notice. The replacement of any key employee likely would involve significant time and costs, and the loss of any key employee may significantly delay or prevent the achievement of our business objectives.

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

We currently have foreign sales denominated in Euros, British Pounds Sterling, Chinese Yuan Renminbi and Australian and Canadian dollars and may, in the future, have sales denominated in other foreign currencies. In addition, we incur a portion of our operating expenses in Euros, British Pounds Sterling and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

The global economic conditions may continue to adversely affect our business and results of operations.

The United States, Europe, and other global economies have experienced a recession that has affected all sectors of the economy, resulting in declines in economic growth and consumer confidence, increases in the level of unemployment and uncertainty about economic stability. Global credit and financial markets, including those in Europe, have continued to experience disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations. Our business has been affected by these conditions, and there is no certainty that economic conditions will not deteriorate further. These uncertainties may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. Weak economic conditions may lead consumers and retailers to postpone spending, which may cause our customers to decrease or delay their purchases of our solutions. In addition, the inability of consumers to obtain credit could negatively affect our revenue. Financial difficulties experienced by third parties with whom we have entered relationships and upon whom we depend in order to grow our business could detract from the quality or timeliness of the products or professional services they provide to us, which could adversely affect our reputation and relationships with our customers.

If the current uncertain economic conditions continue or further deteriorate, we could be required to record charges relating to restructuring costs or the impairment of assets, and our business and results of operations could be materially adversely affected.

Our investment portfolio may become impaired by deterioration of the capital markets.

Our cash equivalent and short-term investment portfolio as of September 30, 2014 consisted of corporate bonds and commercial paper, money market mutual funds, municipal securities, certificates of deposit, international government bonds, U.S. agency securities and U.S. Treasury securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2014, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

As a multinational organization, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax laws, including increased tax rates or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

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

Our shares of common stock began trading on the New York Stock Exchange on March 15, 2012. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $16.00 per share upon the commencement of our IPO, our common stock has experienced an intra-day trading high of $82.23 per share and an intra-day trading low of $21.35 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

Our certificate of incorporation authorizes us to issue up to 240,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. Any issuance of shares in connection with our acquisitions, the exercise of stock options, the vesting of restricted stock units or otherwise would dilute the percentage ownership held by existing investors.

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

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.

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

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

In March 2012, we completed our initial public offering, or IPO, pursuant to a registration statement on Form S-1 (File No. 333-175595), which the SEC declared effective on March 14, 2012. In the IPO, we issued and sold 6,325,000 shares of common stock, including 825,000 shares of common stock sold pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, for aggregate gross proceeds to us of $101.2 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $90.8 million.

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

From the effective date of the registration statement through September 30, 2014, we have spent approximately $19.4 million of the net proceeds from the IPO, which have been used to fund the acquisition of Mainstreet Commerce LC. No offering expenses or net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

DEMANDWARE, INC.

Date: November 4, 2014	By:	/s/ Timothy M. Adams
Timothy M. Adams
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Letter Agreement between the Registrant and Sheila M. Flaherty related to Ms. Flaherty’s services to the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Management contracts or compensatory plans or arrangements.
**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013, and (iv) Notes to Condensed Consolidated Financial Statements.