Form 10-Q
period 2015-03-31
Demandware Inc
filed 2015-05-07
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

On May 4, 2015, the registrant had 37,425,101 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$109,300	$158,827
Short-term investments	80,420	84,880
Accounts receivable—net of allowance for doubtful accounts of $946 and $525 at March 31, 2015 and December 31, 2014, respectively	39,827	42,441
Prepaid expenses and other current assets	11,491	8,564

Total current assets	241,038	294,712
Property and equipment, net	21,154	14,028
Intangible assets, net	25,515	10,266
Goodwill	60,034	24,379
Other assets	2,341	1,785

Total assets	$350,082	$345,170

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	3,111	3,581
Accrued expenses	18,389	24,871
Deferred revenue	28,173	22,799
Other current liabilities	1,834	282

Total current liabilities	51,507	51,533

Long-term liabilities:
Deferred revenue	12,213	12,168

Other long-term liabilities	2,407	1,424

Total liabilities	66,127	65,125

Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	775	823

Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized	—	—
Common stock, $0.01 par value per share—240,000 shares authorized, 35,539 and 35,281 shares issued and 35,537 and 35,279 shares outstanding at March 31, 2015 and December 31, 2014, respectively	355	353
Additional paid-in capital	401,413	391,896
Treasury stock, at cost (2 shares at March 31, 2015 and December 31, 2014)	(137)	(137)
Accumulated other comprehensive loss	(691)	(352)
Accumulated deficit	(117,760)	(112,538)

Total stockholders’ equity	283,180	279,222

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$350,082	$345,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
		(As revised)
Revenue:
Subscription	$43,248	$29,905
Services and other	7,028	2,669

Total revenue	50,276	32,574
Cost of revenue:
Subscription	8,873	5,434
Services and other	6,170	3,474

Total cost of revenue	15,043	8,908

Gross profit	35,233	23,666
Operating expenses:
Sales and marketing	21,309	16,483
Research and development	13,683	6,971
General and administrative	11,404	8,312

Total operating expenses	46,396	31,766

Loss from operations	(11,163)	(8,100)
Other income:
Interest income	99	66
Interest expense	—	(53)
Other income (expense)	189	(11)

Other income, net	288	2

Loss before income taxes	(10,875)	(8,098)
Income tax (benefit) provision	(5,595)	265

Net loss	(5,280)	(8,363)
Net loss attributable to noncontrolling interest	(58)	—

Net loss attributable to Demandware	$(5,222)	$(8,363)

Net loss per share attributable to Demandware, basic and diluted	$(0.15)	$(0.24)
Weighted average number of common shares outstanding, basic and diluted	35,360	34,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
		(As revised)

Net loss	(5,280)	(8,363)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(340)	6
Unrealized gain (loss) on marketable securities, net of tax	11	(3)

Other comprehensive (loss) income	(329)	3

Total comprehensive loss	(5,609)	(8,360)
Net loss attributable to noncontrolling interest	58	—

Other comprehensive income attributable to noncontrolling interest	(10)	—

Total comprehensive loss attributable to Demandware	$(5,561)	$(8,360)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended, March 31,
	2015	2014
		(As revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,280)	$(8,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,738	1,298
Consulting expense settled with a restricted stock unit award	286	—
Bad debt expense	397	269
Stock-based compensation	7,056	5,667
Deferred income taxes	(5,807)	—
Amortization of premium on marketable securities	101	130
Other non-cash reconciling items	95	(21)
Changes in operating assets and liabilities:
Accounts receivable	11,662	5,405
Prepaid expenses and other current assets	(1,736)	(5,847)
Other assets and liabilities	1,509	(3,351)
Accounts payable	(693)	(450)
Accrued expenses	(9,213)	(1,518)
Deferred revenue	831	556

Net cash provided by (used in) operating activities	1,946	(6,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,809)	(6,385)
Purchase of marketable securities	(24,569)	(36,903)
Sale and maturity of marketable securities	33,192	17,225
Acquisition, net of cash acquired	(54,733)	(12,136)

Net cash used in investing activities	(52,919)	(38,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,177	3,348
Payments of equipment notes	—	(610)
Payments of software financing agreement	—	(766)

Net cash provided by financing activities	2,177	1,972

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(731)	7

DECREASE IN CASH AND CASH EQUIVALENTS	(49,527)	(42,445)
CASH AND CASH EQUIVALENTS—Beginning of period	158,827	242,425

CASH AND CASH EQUIVALENTS—End of period	$109,300	$199,980

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$56

Income taxes paid	$100	$398

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accounts payable and accrued expenses	1,653	675

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF BASIS OF PRESENTATION

Company Overview— Demandware, Inc. (the “Company”) provides enterprise-class cloud digital commerce solutions, which includes ecommerce, order management, predictive intelligence as well as retail point-of-sale and store operations for retailers and branded manufacturers. The Company’s solution, Demandware Commerce, is a combination of the Company’s cloud platform, community and related services that enables customers to establish and execute complex digital commerce strategies. These strategies include global expansion, multi-brand, multi-site rollouts, omni-channel and in-store operations as well as single platform, or unified commerce platform, strategies. The foundation of the Company’s solution is the Company’s technology platform, the Demandware Commerce Cloud. Through the Company’s highly scalable, secure and open Demandware Commerce Cloud, the Company’s customers create seamless brand experiences to reach their consumers across all digital touch points globally, including ecommerce sites, mobile applications, in-store solutions and point of sale.

The Company sells subscriptions to its cloud software and related services through both a direct sales force and indirect channels. The Company’s current customers consist of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods, general merchandise and other categories.

The Company conducts its domestic operations through its headquarters in Burlington, Massachusetts and conducts its international operations through its direct and indirect subsidiaries in Germany, the United Kingdom, France, Sweden, Italy, Australia, China, Hong Kong, India and its joint venture in Japan.

Basis of Presentation and Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2014. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional information relative to certain estimates or to identify matters that require additional disclosure. Interim results are not necessarily indicative of the results for any other interim period or for the entire year. The consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. All intercompany transactions have been eliminated in consolidation. Tomax Corporation’s results of operations have been included in the Company’s consolidated financial statements since January 12, 2015, the date of acquisition (see Note 3).

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015.

Correction of Immaterial Errors— As discussed in Note 1, Organization and Basis of Presentation, “Correction of Immaterial Errors”, and Note 18, Selected Quarterly Information (Unaudited), to the 2014 financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company corrected an immaterial error in certain implementation services revenue recognition by revising its previously issued financial statements. The impact of these corrections in the condensed consolidated statement of operations for the three months ended March 31, 2014 was a $0.4 million increase to service revenue from $2.3 million to $2.7 million, total revenue from $32.2 million to $32.6 million and gross profit from $23.3 million to $23.7 million, and a $0.4 million decrease in net loss from $8.8 million to $8.4 million. Net loss per share attributable to common stockholders, basic and diluted, decreased $0.01 per share from $0.25 per share to $0.24 per share for the three months ended March 31, 2014. The impact of these corrections in the condensed consolidated statements of cash flows for the three months ended March 31, 2014 was a decrease to the Company’s net losses and a decrease in the change of deferred revenue by $0.4 million within condensed cash flows from operating activities. There was no change to the total net cash used in operating activities for the three months ended March 31, 2014.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”, or ASU 2014-09. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company is currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB proposed a delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2015	2014

Options to purchase common stock	2,658	2,957
Unvested restricted stock	1,775	1,044

3. BUSINESS COMBINATION

On January 12, 2015, the Company acquired 100% of the equity of Tomax Corporation (“Tomax”), an enterprise software company that provides an integrated solution for retail point of sale and store operations, for total cash consideration of approximately $60.0 million. Additional consideration of up to $15.0 million, payable in cash or shares of the Company’s common stock at the option of the Company, is payable to the former Tomax equityholders 12 to 24 months following the date of acquisition, contingent upon the continued employment of certain key employees of Tomax. This consideration will be recognized in the Company’s financial statements as compensation expense over the employment period.

During the three months ended March 31, 2015, $0.3 million of acquisition-related costs were incurred due to the Tomax acquisition, which is included in the Company’s general and administrative expenses.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value, which was determined by management using the information available as of the date of the acquisition (Level 3 inputs). The allocation of the Tomax purchase consideration to the assets acquired and liabilities assumed was as follows (in thousands):

Cash and cash equivalents	$5,267
Short-term investments	4,251
Accounts receivable	9,470
Property and equipment	987
Developed technology	14,700
Customer relationships	1,300
Trademarks	400
Goodwill	35,655
Accounts payable and accrued expenses	(2,426)
Deferred revenue	(4,610)
Deferred tax liabilities	(6,352)
Other assets / liabilities, net	1,358

Total purchase consideration	$60,000

Methodologies used in valuing the intangible assets include, but are not limited to, relief from royalty for trademarks and multiple period excess earnings method for developed technology and customer relationships (see Note 7 for weighted average useful lives assigned to acquired intangible assets). The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with GAAP. For federal income tax purposes, the transaction is treated as a stock acquisition. The goodwill resulting from this transaction is not expected to be deductible for tax purposes.

The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions for the acquisition are subject to change as the Company obtains additional information during the measurement periods, up to one year from the acquisition date. The primary area of preliminary estimates that were not yet finalized related to certain receivables and liabilities acquired.

Tomax’s results of operations are included in the Company’s consolidated results from the acquisition date.

The following unaudited pro forma results of operations have been presented as if the Tomax transaction occurred on January 1, 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Revenue	$51,260	$38,140
Net loss	5,645	13,395
Net loss attributable to Demandware	5,587	13,395
Net loss per share, basic and diluted	$0.16	$0.39

This information is based on historical results of operations, adjusted for the allocations of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the Company’s results would have been had it operated the businesses since January 1, 2014. The supplemental pro forma net loss for the three months ended March 31, 2014 was adjusted to include all acquisition related costs, which totaled $1.2 million and were primarily incurred in the second half of 2014.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at March 31, 2015 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$87,042	$—	$—	$87,042
Certificates of deposit	3,522	—	—	3,522

	$90,564	$—	$—	$90,564

Short-Term Investments:
U.S. government agency bonds	$29,004	$2	$(2)	$29,004
Municipal securities	25,684	3	(2)	25,685
Certificates of deposit	25,730	1	—	25,731

	$80,418	$6	$(4)	$80,420

A summary of the Company’s cash equivalents and short-term investments at December 31, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$140,107	$—	$—	$140,107
Certificates of deposit	498	—	—	498
Municipal securities	2,015	—	—	2,015

	$142,620	$—	$—	$142,620

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term Investments:
U.S. government agency bonds	$21,304	$1	$(2)	$21,303
Corporate bonds	6,895	—	(3)	6,892
Municipal securities	29,383	2	(7)	29,378
Certificates of deposit	27,307	—	—	27,307

	$84,889	$3	$(12)	$84,880

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the consolidated balance sheets are one year or less from the respective balance sheet dates.

5. DERIVATIVE INSTRUMENTS

The Company conducts business in a number of foreign countries and transacts business in various foreign currencies. Foreign currency exposures typically arise from transactions denominated in a currency other than the functional currency. The Company utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. These contracts are entered into so that increases or decreases in the Company’s foreign currency exposures are offset by gains or losses on the forward contracts in order to mitigate the risks and volatility associated with the Company’s foreign currency transactions. The Company had the following outstanding foreign currency forward contracts as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
Currency	Notional Value	USD Equivalent	Notional Value	USD Equivalent
Euro	6,500	$7,053	6,500	$7,901
British Pounds Sterling	3,000	$4,450	3,000	$4,660

The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, Derivatives and Hedging, and accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in its consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense), net in the Company’s consolidated statements of operations.

6. FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at March 31, 2015 and December 31, 2014. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Management believes that the Company’s debt obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2015
Assets—Cash Equivalents:
Money market funds	$87,042		$87,042	$—	$—
Certificates of deposit	3,522		—	3,522	—

Assets—Short-Term Investments:
U.S. government agency bonds	$29,004	$	.—	$29,004	$—
Municipal securities	25,685		—	25,685	—
Certificates of deposit	25,731		—	25,731	—

Liabilities—Derivative Instruments:
Foreign currency forward contracts	$(24)		$—	$(24)	$—

At December 31, 2014
Assets—Cash Equivalents:
Money market funds	$140,107		$140,107	$—	$—
Certificates of deposit	498		—	498	—
Municipal securities	2,015		—	2,015	—

Assets—Short-Term Investments:
U.S. government agency bonds	$21,303		$—	$21,303	$—
Corporate bonds	6,892		—	6,892	—
Municipal securities	29,378		—	29,378	—
Certificates of deposit	27,307		—	27,307	—

Assets— Derivative Instruments:
Foreign currency forward contracts	$69		$—	$69	$—

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

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. As of March 31, 2015 and December 31, 2014, the Company did not carry Level 3 assets or liabilities.

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill —Changes in the carrying amount of goodwill in the three months ended March 31, 2015 are as follows (in thousands):

Balance, December 31, 2014	$24,379
Additions related to Tomax acquisition	35,655

Balance, March 31, 2015	$60,034

Purchased Intangible Assets—Intangible assets acquired as of March 31, 2015 are as follows (in thousands):

		As of March 31, 2015
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.1	$25,700	$2,294	$23,406
Customer relationships	8.1	1,900	147	1,753
Trademarks	2.0	410	54	356

Total	6.2	$28,010	$2,495	$25,515

Intangible assets acquired as of December 31, 2014 are as follows (in thousands):

		As of December 31, 2014
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	5.0	$11,000	$1,242	$9,758
Customer relationships	4.0	600	92	508
Trademarks	1.0	10	10	—

Total	4.9	$11,610	$1,344	$10,266

Amortization expense related to acquired intangible assets was $1.2 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Future estimated amortization expense for acquired intangible assets as of March 31, 2015 is as follows (in thousands):

Remainder of 2015	$3,674
2016	4,707
2017	4,416
2018	4,232
2019	3,564
Thereafter	4,922

Total	$25,515

8. NONCONTROLLING INTEREST

The redeemable noncontrolling interest is classified outside of permanent equity in the Company’s consolidated balance sheet as of March 31, 2015, primarily due to the put right available to the redeemable noncontrolling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable noncontrolling interest is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interest’s share of earnings, or its estimated redemption value. See Note 11, Noncontrolling Interest, in our Annual Report on Form 10-K for the year ended December 31, 2014.

The changes in the redeemable noncontrolling interest classified as temporary equity in the balance sheet for the three months ended March 31, 2015 are as follows (in thousands):

Balance, December 31, 2014	$823
Net loss attributable to noncontrolling interest	(58)
Foreign currency translation adjustments	10

Balance, March 31, 2015	$775

9. COMMITMENTS AND CONTINGENCIES

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

10. STOCK-BASED AWARDS

Stock Options—The Company’s stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes information related to stock options outstanding as of March 31, 2015 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price (per Share)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Exercisable— March 31, 2015	1,963	$8.95	5.33	$102,227
Options vested and expected to vest— March 31, 2015	2,610	$18.12	6.09	$112,541

Unrecognized compensation expense relating to stock options was $15.3 million at March 31, 2015, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period, and upon vesting, the Company issues shares of common stock. Unrecognized compensation expense relating to restricted stock awards was $89.8 million at March 31, 2015, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Units—On June 6, 2014, the Company granted restricted stock units for 16,875 shares of common stock to the Company’s former Chief Financial Officer, as outlined in the Transition and Separation Letter Agreement dated February 10, 2014 between the Company and the former Chief Financial Officer (the “Transition and Separation Letter Agreement”). The restricted stock units will be paid out in shares one year from the grant date, provided that the former Chief Financial Officer substantially complies with the Post-Employment Assistance undertakings and with the Restrictive Covenants Agreements, each as defined in the Transition and Separation Letter Agreement. If the former Chief Financial Officer does not substantially comply, the restricted stock units will be forfeited as of the date of noncompliance. During the three months ended March 31, 2015, the Company recorded $0.3 million of consulting expense for this restricted stock unit award. No such expense was recorded during the three months ended March 31, 2014.

Employee Stock Purchase Plan— The Employee Stock Purchase Plan (“ESPP”) and its foreign corollaries permit eligible employees to purchase shares of the Company’s common stock through accumulated payroll deductions. 400,000 shares have been allocated for the ESPP. Each offering is a six month period (a “Plan Period”), and the purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the first or last business day of a Plan Period.

Employee Compensation Contracts Payable in Cash or Shares—As part of its business acquisitions, the Company agreed to pay certain selling equityholders additional consideration contingent upon their continued employment with the Company for a specified period of time. These contingent payments are payable in cash or shares of the Company’s common stock at the option of the Company. The Company recognized the contingent payments over the respective required period of employment. During the three months ended March 31, 2015, the Company recorded $1.9 million of compensation expense related to these contingent payments. No such expense was recorded during the three months ended March 31, 2014.

Stock-Based Compensation—Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the service period, which is generally the vesting period of the equity grant. For awards with a performance-based measure, the Company accrues stock-based compensation expense if it is probable that the performance condition will be achieved. The Company estimates forfeitures at the time of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014

Cost of subscription revenue	$223	$133
Cost of service and other revenue	627	393
Sales and marketing	2,267	1,493
Research and development	1,867	1,536
General and administration	2,072	2,112

Total	$7,056	$5,667

Stock-based compensation cost for the three months ended March 31, 2015 includes $5.3 million related to restricted stock awards, $1.7 million related to stock options and $0.1 million related to the ESPP. Stock-based compensation cost for the three months ended March 31, 2014 includes $4.2 million related to restricted stock awards, $1.4 million related to stock options and $0.1 million related to the ESPP.

11. INCOME TAXES

The Company’s income tax (benefit) expense was ($5.6) million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate was 51.5% and (3.3)% for the three months ended March 31, 2015 and 2014, respectively. The income tax benefit for the three months ended March 31, 2015 includes the release of $5.8 million of valuation allowance that resulted from the recognition of the deferred tax liabilities in the Tomax acquisition, which provided evidence to support the recoverability of the deferred tax asset. This benefit was partially offset by the Company’s provision for foreign income taxes.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more likely than not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for all periods to date with the exception for the deferred tax assets related to Demandware E-Commerce (Shanghai) Limited, Demandware UK Limited, Demandware GmbH and Demandware Australia Pty Limited.

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

Overview

We are a leading provider of enterprise-class cloud digital commerce solutions, which includes ecommerce, order management, predictive intelligence as well as retail point-of-sale and store operations for retailers and branded manufacturers. Our solution, Demandware Commerce, is a combination of our cloud platform, community and related services that enables customers to establish and execute complex digital commerce strategies. These strategies include global expansion, multi-brand, multi-site rollouts, omni-channel and in-store operations as well as single platform, or unified commerce platform, strategies. The foundation of our solution is our technology platform, the Demandware Commerce Cloud. Through our highly scalable, secure and open Demandware Commerce Cloud, our customers create seamless brand experiences to reach their consumers across all digital touch points globally, including ecommerce sites, mobile applications, in-store solutions and point of sale.

We sell subscriptions to our software and related services through both a direct sales force and indirect channels. Our current customers consist of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods, general merchandise and other categories.

We derive most of our revenue from subscriptions to our platform, which includes ecommerce, order management and predictive intelligence subscriptions, and related services for our offerings. Subscription fees for our ecommerce customers are generally based on a revenue share pricing model, in which our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee for our ecommerce offering, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a monthly, quarterly or annual, non-refundable minimum subscription fee is derived. If a customer processes more gross revenue than its committed minimum level, then the customer is typically required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion of these fees is recorded in the fourth quarter. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Ecommerce customer contracts are generally non-cancellable for a minimum term that is approximately three years and range up to seven years. Our order management and predictive intelligence subscriptions are typically based on a per-transaction or volume-based fee, which is common pricing for those solutions.

Subscription revenue is driven primarily by the number of ecommerce customers we have, the number of ecommerce sites they operate on our platform, the contracted minimum value of their subscription agreements and the gross revenue generated from our ecommerce customers in excess of their committed minimum levels. To date, revenue generated by our customers’ ecommerce sites has been the primary driver of our subscription revenue. However, we believe that our omni-channel capabilities, including mobile, in-store, social, order management, predictive intelligence, point of sale and other digital channels, have been and will continue to be important factors in our prospective customers’ purchasing decisions and existing customers’ renewals. In addition, we have plans to deliver a unified commerce platform in the cloud that combines our point of sale and ecommerce solutions.

Services and other revenue also includes managed service, maintenance and related support revenue from our non-subscription customer base resulting from the acquisition of Tomax Corporation, or Tomax, in the first quarter of 2015. In addition, we derive our services and other revenue from the implementation of our customers’ digital commerce sites, which includes the integration of complementary technologies and adaptation to back-end systems and/or business processes and the configuration and deployment of the sites. We also provide training services for individuals who are part of the implementation, maintenance and optimization teams of our customers. In general, it takes on average six months to implement a new customer site on our platform. Incremental sites for a customer, including for additional brands or geographies, can be implemented in less than one month. In limited instances where our non-subscription customers have purchased services that would be deemed essential to the functionality of the purchased software, the criteria for separate accounting for the services is not met and contract accounting is applied to the entire arrangement using the percentage of completion method.

Deferred revenue primarily consists of the unearned portion of billed subscription and services fees. Once a customer’s subscription period has commenced, we typically invoice the customer on a monthly or quarterly basis. In addition, we often invoice all or a portion of the first year subscription fee in advance upon customer contract execution as an initiation payment. Initiation payments are included in deferred revenue upon payment. For these reasons, our deferred revenue balance does not serve as a reliable indicator of our future subscription revenue. Deferred revenue also includes managed service and maintenance agreements from our non-subscription customer base that are typically billed annually or quarterly in advance.

We believe the large and growing market for cloud digital commerce solutions will provide us with significant growth opportunities. As digital commerce transactions continue to account for a greater proportion of all retail sales, and the brick and mortar store and ecommerce channels continue to converge, we believe that retailers and branded manufacturers will continue to enhance the performance and functionality of their digital commerce sites, increase their number of sites and expand their online presence to encompass multiple digital channels such as in-store digital solutions or will increasingly adopt a unified commerce strategy for a single platform. Just as companies have increasingly chosen cloud solutions as an attractive alternative to costly and inflexible on-premise solutions for their enterprise-wide applications, we believe that retailers and branded manufacturers will increasingly adopt cloud-based solutions for their digital commerce needs.

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

On January 12, 2015, we acquired Tomax, an enterprise software company that provides an integrated solution for retail point of sale and store operations. Tomax provides enterprise retailers with a broad suite of software solutions, including point of sale, retail back office and workforce management, and services, ranging from custom development, consulting, and implementation through application management and hosting. Tomax provides the core point of sale elements of an enterprise solution, including configurable business rules, robust and complex transaction management, returns, store inventory and store operations. Tomax also offers a next generation mobile point of sale and mobile store operations solution. We are investing in developing and delivering a unified commerce platform that combines cloud point of sale with the Demandware Commerce Cloud.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin under “Key Components of Our Results of Operations,” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the SEC on March 2, 2015, and we discuss other key metrics below.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of ecommerce customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of March 31, 2015, we had 279 live customers.

Number of Customer Sites

Since our ecommerce customers generally operate more than one site across various geographies, channels and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of ecommerce customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of March 31, 2015, our ecommerce customers were operating 1,241 sites on our platform.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on March 2, 2015 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies.

Other than as described below, as of March 31, 2015, there have been no material changes to our critical accounting policies since December 31, 2014.

Revenue Recognition

We generate revenue from managed service, maintenance and related support revenue from our non-subscription customer base. Revenue from these agreements is recognized ratably over the term of the agreement. Service revenue sold to our non-subscription customer base that is deemed essential to the functionality of the purchased software does not meet the criteria for separate accounting for the services. In these cases, contract accounting is applied to the entire arrangement using the percentage of completion method.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014
		(As revised)
Results of Operations:
Revenue:
Subscription	$43,248	$29,905
Services and other	7,028	2,669

Total revenue	50,276	32,574
Cost of revenue:
Subscription	8,873	5,434
Services and other	6,170	3,474

Total cost of revenue	15,043	8,908

Gross profit	35,233	23,666
Operating expenses:
Sales and marketing	21,309	16,483
Research and development	13,683	6,971
General and administrative	11,404	8,312

Total operating expenses	46,396	31,766

Loss from operations	(11,163)	(8,100)
Other income, net	288	2

Loss before income taxes	(10,875)	(8,098)
Income tax (benefit) expense	(5,595)	265

Net loss	$(5,280)	$(8,363)

Revenue

	Three Months Ended March 31,		Change
	2015	2014	$	%
		(As revised)

	(dollars in thousands)
Subscription revenue	$43,248	$29,905	$13,343	44.6%
Percentage of total revenue	86.0%	91.8%
Services and other revenue	$7,028	$2,669	$4,359	163.3%
Percentage of total revenue	14.0%	8.2%

Subscription revenue. Subscription revenue for the three months ended March 31, 2015 increased by $13.3 million, or 44.6%, compared to the three months ended March 31, 2014. The increase was driven by an increase of $7.9 million in revenue from new customers as well as an increase of $5.5 million in revenue from existing customers in the 2015 period. We had 279 customers and 1,241 sites operating on our platform at March 31, 2015, an increase from 215 customers and 872 sites operating on our platform at March 31, 2014. The increase in revenue from existing customers resulted from both growth in revenues from existing sites and the launch of additional sites in the three months ended March 31, 2015. Revenue realized from overage fees from both new and existing customers increased from $6.9 million to $8.5 million, and represented 19.5% and 23.2% of subscription revenue for the three months ended March 31, 2015 and 2014, respectively.

Services and other revenue. Services and other revenue for the three months ended March 31, 2015 increased by $4.4 million, or 163.3%, compared to the three months ended March 31, 2014. The increase was primarily due to a $3.1 million increase in managed services, maintenance and related support revenue from our non-subscription customer base. Additionally, revenue recognized from both our subscription and non-subscription customer base related to ongoing professional services engagements increased $1.1 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Cost of Revenue

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of subscription revenue	$8,873	$5,434	$3,439	63.3%
Percentage of subscription revenue	20.5%	18.2%
Gross margin	79.5%	81.8%
Cost of services and other revenue	$6,170	$3,474	$2,696	77.6%
Percentage of services and other revenue	87.8%	130.2%
Gross margin	12.2%	(30.2)%

Cost of subscription revenue. Cost of subscription revenue for the three months ended March 31, 2015 increased by $3.4 million, or 63.3%, compared to the three months ended March 31, 2014. The increase was primarily attributable to increased headcount in our support and technical operations teams since the 2014 period and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $1.2 million in the three months ended March 31, 2015. Additionally, amortization expense increased by $0.9 million due to the acquisition of Tomax in January 2015. In addition, we incurred $0.5 million of increased network infrastructure and bandwidth expenses and $0.8 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity to accommodate our projected growth for the remainder of 2015.

Cost of services and other revenue. Cost of services and other revenue for the three months ended March 31, 2015 increased by $2.7 million, or 77.6%, compared to the three months ended March 31, 2014. The increase was primarily attributable to $2.3 million of increased personnel and related expenses resulting from our increased headcount, which was partly due to the acquisition of Tomax in January 2015. We also incurred $0.4 million of increased facility and infrastructure costs as a direct result of the increase in headcount.

Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$21,309	$16,483	$4,826	29.3%
Percentage of total revenue	42.4%	50.6%

Sales and marketing expenses for the three months ended March 31, 2015 increased by $4.8 million, or 29.3%, compared to the three months ended March 31, 2014. The increase was attributable to the continued expansion to address increased opportunities in new and existing markets. We have continued to add employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $3.2 million of increased personnel and related expenses, of which $0.8 million was related to stock compensation expense and $0.7 million related to contingent compensation expense related to acquisitions. Marketing program expenses increased $0.8 million in the 2015 period as we increased the level of spending to enhance our global brand. Additionally, we incurred $0.5 million of increased travel and entertainment expenses and $0.4 million of increased facility and infrastructure costs in the 2015 period as a direct result of the increase in headcount.

Research and Development

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$13,683	$6,971	$6,712	96.3%
Percentage of total revenue	27.2%	21.4%

Research and development expenses for the three months ended March 31, 2015 increased by $6.7 million, or 96.3%, compared to the three months ended March 31, 2014. The increase was attributable to investments made to enhance the functionality of our platform as well as increased investments in delivering our unified commerce platform. Since the 2014 period, we increased our engineering headcount, which contributed to increased personnel and related expenses of $6.1 million, of which $1.4 million related to contingent compensation expense related to acquisitions. Additionally, we incurred $0.5 million of increased facility and infrastructure costs in the 2015 period as a direct result of the increase in headcount.

General and Administrative

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$11,404	$8,312	$3,092	37.2%
Percentage of total revenue	22.7%	25.5%

General and administrative expenses for the three months ended March 31, 2015 increased by $3.1 million, or 37.2%, compared to the three months ended March 31, 2014. The increase was attributable to increased employee-related costs and professional fees to support our growing business, resulting in increased personnel and related costs of $1.8 million in the 2015 period. We also incurred $0.7 million of increased facility and infrastructure costs as a result of our growth. Additionally, we incurred $0.3 million of increased professional fees in connection with our acquisition of Tomax.

Other Income, Net

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Other income, net	$288	$2	$286	14,300.0%
Percentage of total revenue	0.6%	0.0%

Other income, net for the three months ended March 31, 2015 increased by $0.3 million compared to the three months ended March 31, 2014. The increase was attributable to a $1.0 million increase in foreign exchange gains generated from our short-term foreign currency forward contracts, offset by a $0.8 million increase in foreign exchange losses related to the fluctuations in the British Pounds Sterling and Euro in relation to the U.S. dollar during the 2015 period as compared to the 2014 period.

(Benefit) Provision for Income Taxes

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Income tax (benefit) provision	$(5,595)	$265	$(5,860)	2,211.3%
Effective tax rate	51.5%	(3.3)%

The effective tax rate for the three months ended March 31, 2015 was 51.5% compared to (3.3)% for the three months ended March 31, 2014. The effective tax rate for the 2015 period was primarily the result of the release of $5.8 million of valuation allowance resulting from the recognition of the deferred tax liabilities in the Tomax acquisition, which provided evidence to support the recoverability of the deferred tax asset. The effective tax rate is partially offset by research and development tax credits, and income from our foreign subsidiaries in Germany, France, the United Kingdom, Australia, Hong Kong and China, which are subject to local income taxes. Such earnings are planned to be reinvested indefinitely outside the United States and therefore, no domestic tax liabilities have been recorded.

Liquidity and Capital Resources

At March 31 2015, our principal source of liquidity consisted of cash, cash equivalents and short-term investments of $189.7 million. Our cash equivalents and short-term investments are comprised primarily of money market funds, certificates of deposit, municipal securities and U.S. government agency bonds.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Further, we expect to incur additional expenses in connection with our international expansion. We believe that our cash, cash equivalents and short-term investments are adequate to fund those potential or anticipated activities.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing sources of liquidity will provide adequate funds for our ongoing operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of general and administrative expenses as we grow our administrative infrastructure, the continuing market acceptance of our solutions, and potential acquisitions of complementary businesses, services or technologies. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. If we make acquisitions of complementary businesses, services or technologies, we could be required to seek additional equity financing or utilize our cash resources.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing and research and development, which may require the use of proceeds from our follow-on offering for such additional expansion and expenditures.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
		(As revised)

Net cash provided by (used in) operating activities	$1,946	$(6,225)
Net cash used in investing activities	(52,919)	(38,199)
Net cash provided by financing activities	2,177	1,972
Effect of exchange rates on cash and cash equivalents	(731)	7
Decrease in cash and equivalents	(49,527)	(42,445)

Net cash provided by (used in) operating activities

Cash provided by (used in) operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our software and services and the amount and timing of customer payments. Cash provided by (used in) operations has historically resulted from net losses driven by sales of subscriptions to our cloud software and services and adjusted for non-cash expense items such as depreciation and amortization of property and equipment, stock-based compensation, bad debt expense and deferred income taxes. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of, our invoicing of, and our receipt of payments from, our customers. We have generally experienced increased invoicing in the fourth quarter of each year primarily due to billings associated with revenue realized from subscription overage fees. As a result, we have also experienced increased levels of customer payments during the first quarter of each year, related to the customer receipts from fourth quarter invoices. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash provided by operating activities of $1.9 million during the three months ended March 31, 2015 was a result of significant increased revenue due to the growth of our business, although we have continued to make significant investments in headcount, including costs associated with public company reporting and corporate governance requirements and other expenses incurred to grow our business. During the three months ended March 31, 2015, $4.9 million, net, or 92%, of our net loss of $5.3 million consisted of non-cash items, including $7.1 million in stock-based compensation, $2.7 million of depreciation and amortization and $0.4 million of bad debt expense, partially offset by $5.8 million of deferred income taxes.

Cash provided by operating activities during the three months ended March 31, 2015 also included an $11.7 million decrease in accounts receivable as we collected receivables recognized and invoiced in the fourth quarter of 2014 from overage fees. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $9.2 million decrease in accrued expenses primarily due to commission and annual employee bonus payments made during the three months ended March 31, 2015.

Cash used in operating activities of $6.2 million during the three months ended March 31, 2014 was a result of significant increased revenue due to the growth of our business, although we have continued to make significant investments in headcount, including costs associated with public company reporting and corporate governance requirements and other expenses incurred to grow our business. During the three months ended March 31, 2014, $7.3 million, or 88%, of our net loss of $8.4 million consisted of non-cash items, including $5.7 million in stock-based compensation, $1.3 million of depreciation and amortization and $0.3 million of bad debt expense.

Cash used in operating activities during the three months ended March 31, 2014 also included a $5.4 million decrease in accounts receivable as we collected receivables recognized and invoiced in the fourth quarter of 2013 from overage fees. Cash used in operating activities was partially offset by a $5.8 million increase in prepaid expenses and other current assets and a $3.4 million increase in other long-term assets, which is primarily due to the deposit of $7.0 million into an escrow account to fund payments to key Mainstreet Commerce LC, or Mainstreet, employees for post-combination employment services related to the acquisition of Mainstreet. Additionally, cash used in operating activities resulted from a $1.5 million decrease in accrued expenses primarily due to annual employee bonus payments made during the three months ended March 31, 2014.

Net cash used in investing activities

Our primary investing activities have consisted of purchases, offset by maturities of investments, as well as purchases of computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce, as well as funding acquisitions. As our business grows, we expect our capital expenditures, acquisitions and investment activity to continue to increase.

For the three months ended March 31, 2015, cash used in investing activities was $52.9 million, comprised of $24.6 million for purchases of marketable securities and $6.8 million for purchases of property and equipment. Additionally, cash used in investing activities increased due to a $54.7 million cash payment, net of cash acquired, for the acquisition of Tomax. These cash outflows were partially offset by the sales and maturity of $33.2 million of marketable securities during the first three months of 2015.

For the three months ended March 31, 2014, cash used in investing activities was $38.2 million, comprised of $36.9 million for purchases of marketable securities and $6.4 million for purchases of property and equipment. Additionally, the cash used in investing activities increased in the 2014 period as compared to the prior year period due to a $12.1 million cash payment, net of cash acquired, for the acquisition of Mainstreet. These cash outflows were partially offset by the maturity of $17.2 million of marketable securities in the first quarter of 2014.

Net cash provided by financing activities

For the three months ended March 31, 2015, cash provided by financing activities of $2.2 million consisted solely of proceeds received from the exercise of stock options.

For the three months ended March 31, 2014, cash provided by financing activities of $2.0 million consisted of $3.3 million in proceeds from the exercise of stock options, partially offset by $1.4 million in payments in connection with our equipment debt and software financing obligations.

Contractual Obligations.

There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015, except that during the three months ended March 31, 2015, we entered into additional contractual commitments for hosting and other support services with total payment obligations of $1.8 million, which are due through May 2017. Additionally, as a part of the Tomax acquisition, we acquired an operating lease for approximately 64,000 square feet of office space in Salt Lake City, Utah. Our total payment obligation under this lease is $8.4 million through August 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of certain large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash. We have invested $90.6 million in money market funds and certificates of deposit with an average maturity of 44 days, classified as cash equivalents, and have invested $80.4 million in municipal securities, certificates of deposit and U.S. government agency bonds with maturities ranging between four and 12 months as of March 31, 2015.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents and short-term investments consist primarily of money market funds, certificates of deposit, municipal securities and U.S. government agency bonds. At March 31, 2015, we had cash and cash equivalents of $109.3 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our revenue has been denominated in U.S. dollars, Euros, British Pounds Sterling, Chinese Yuan Renminbi, Canadian dollars, Australian dollars and New Zealand dollars. An immediate 10% adverse change in foreign exchange rates on our foreign currency-denominated accounts receivable at March 31, 2015 would have a $1.0 million adverse impact on our total accounts receivable balance at March 31, 2015. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, Germany, the United Kingdom and France. More than one quarter of our employees are employed outside of the United States. Increases and decreases in the U.S. dollar equivalent value of our foreign currency denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in the U.S. dollar equivalent value of our foreign currency-denominated operating expenses.

We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded on our financial statements in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses on the underlying exposures, are recognized in other income (expense), net. Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These translation gains or losses are recognized as an adjustment to stockholders’ equity which is reflected in our balance sheet under accumulated other comprehensive loss.

As our international operations grow, our risks associated with fluctuations in foreign currency exchange rates will become greater. In addition, a weakening U.S. dollar can increase the costs of our international expansion. We will continue to reassess our approach to managing this risk. We do not enter into financial instruments for trading or speculative purposes.

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

Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2015, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in our internal control over financial reporting discussed in detail in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, our disclosure controls and procedures were not effective as of March 31, 2015 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, we have begun the process of remediating the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2014, and we have made significant progress prior to filing this Quarterly Report on Form 10-Q in remediating the underlying causes of the material weakness. The identified material weakness in internal control will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls have been designed, implemented, and are operating effectively. We continue to work on implementing and testing the new controls in order to make this final determination. Other than the remediation steps described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 12 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter.

Risks Related to Our Business and Our Industry

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception, except for the year ended December 31, 2010. We experienced net losses of $5.2 million and $8.4 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, our accumulated deficit was $117.8 million and total stockholders’ equity was $283.2 million. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solutions and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three months ended March 31, 2015, our ten largest customers by revenue accounted for an aggregate of approximately 21% of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ revenue processed on our Demandware Commerce Cloud, increasing sales and usage of our other solutions and expanding our customer base to include additional customers.

Our business is subject to security risks, including security breaches.

Our business involves the storage and transmission of our customers’ and our customers’ consumers’ proprietary information, including financial information, such as payment card information, and other personally identifiable information. Certain prominent retail companies have disclosed breaches of their security resulting from sophisticated and highly targeted attacks on portions of their websites or in-store infrastructure. Because the techniques used to obtain unauthorized access, disable, deny, disrupt, destroy or degrade services or systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Our systems are vulnerable to computer viruses or other malware, physical or electronic break-ins and similar disruptions, and certain of our customers have experienced “denial-of-service” type attacks that have, in certain instances, made all or portions of customers’ websites unavailable for periods of time. In addition, consumers and our employees have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that may lead to the misappropriation of user names, passwords, payment card numbers, or other sensitive information or to the introduction of computer viruses or other malware to users’ computers. Credentials stolen through such means can provide hackers with access to our or our customers’ network or point of sale devices. Data security breaches may also result from non-technical means, such as malicious actions by a disgruntled employee or former employee or contractor.

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

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our cloud digital commerce solutions. As a result, widespread acceptance and use of the cloud business model, including in our expansion of our operations into brick and mortar stores with, for example, our point of sale solutions, is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically run the applications on their hardware. Because many companies are generally predisposed to maintaining control of their information technology systems and infrastructure, there may be resistance to the concept of accessing software functionality as a service provided by a third party. In addition, the market for cloud software solutions is still evolving, and competitive dynamics may cause pricing levels to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their digital commerce needs. As a result, we may be forced to reduce the prices we charge for our solutions and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms as we have historically. If the market for cloud software solutions fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our solutions, demand for our solutions and our revenue, gross margin and other operating results could be materially adversely affected.

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

In addition, as we target more sales efforts at large enterprise customers, we may face greater costs, longer sales cycles and less predictability in completing some of our sales. The customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our solutions.

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

We generally recognize revenue from our ecommerce customers’ subscription agreements monthly over the terms of these agreements, which is typically three years. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their dissatisfaction with our services, the cost of our services and the cost of services offered by our competitors and reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services or renew on less favorable terms, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

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

We anticipate that we will continue to depend on various third party relationships in order to grow our business. We intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources as does integrating third party content and technology. Some of the third parties that sell our solutions have the direct contractual relationships with our ultimate end-user customers, and therefore we risk the loss of such customers if the third parties fail to perform their obligations. If the performance of our third party partners is not well received by our customers, our brand and reputation could be negatively affected. Our agreements with resellers and providers of technology, content and consulting services typically are non-exclusive, do not prohibit them from working with our competitors or from offering competing services and may not have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solutions. In addition, these resellers and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such resellers and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our resellers, and it is possible that they may not be able to devote the resources we expect to the relationship.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing digital commerce solutions and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose primary business is to assert such claims. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and have a material adverse effect on our business, operating results and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

As digital commerce evolves, federal, state and foreign agencies have adopted and could in the future adopt regulations covering issues such as user privacy, content, consumer protection, data protection and breach notification and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render our business unprofitable. Our digital commerce solutions enable our customers to collect, manage and store a wide range of consumer data. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including member states of the European Union, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, or our customers may terminate their relationships with us.

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

In addition, taxation of services provided over the internet or other charges imposed by government agencies or by private organizations for accessing the internet may also be imposed. Any regulation imposing greater fees for internet use or ecommerce sales or restricting information exchange over the internet could result in a decline in the use of the internet and the viability of internet-based services, which could harm our business and operating results.

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

Outside of the United States, we currently maintain offices and/or have sales personnel in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, South Korea, Sweden and the United Kingdom, and we intend to expand our international operations. In addition, we own 75% of a joint venture in Japan. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

                  Our solutions are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control, and exports of our solutions must be made in compliance with these laws. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our resellers fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being shipped or provided to U.S. sanctions targets, our solutions and services could be shipped to those targets or provided by our resellers despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Some countries have imposed, or are considering imposing, laws and regulations that require their residents’ data to be stored and processed within the country; such laws and regulations could limit our customers’ ability to implement our solutions in these countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.

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

We rely on software licensed from or hosted by third parties to offer our solutions. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology either is developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third party software could result in errors or a failure of our solutions which could harm our business.

We have identified a material weakness in our internal control over financial reporting.

In connection with a reevaluation of our revenue recognition policy for implementation services, and as discussed in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K, we have identified a control deficiency relating to the application of generally accepted accounting principles to revenue recognition of implementation services. Management has concluded that this control deficiency constituted a material weakness in internal control over financial reporting as of December 31, 2014. A “material weakness in internal control over financial reporting” is one or more deficiencies in process that create a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The deficiency in the application of our controls relating to our revenue recognition policy for implementation services resulted in a reasonable possibility that a material misstatement of our financial statements would not have been prevented or detected by us in the normal course of our financial statement close process.

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

We currently have foreign sales denominated in Euros, British Pounds Sterling, Chinese Yuan Renminbi and Australian, New Zealand and Canadian dollars and may, in the future, have sales denominated in other foreign currencies. In addition, we incur a portion of our operating expenses in Euros, British Pounds Sterling and, to a lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. Starting in December 2014, we began entering into foreign currency forward contracts to hedge against foreign currency fluctuations on the value of our monetary assets and liabilities denominated in Euros and British Pounds Sterling. These foreign currency forward contracts have maturities of approximately one month, and we may not be able to enter into new or replacement arrangements as these contracts expire on terms favorable to us. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. These foreign currency forward contracts may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets and are not expected to fully mitigate the potential currency transaction losses resulted from foreign currency exchange rate fluctuations.

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

•	reducing demand for our products and services and limiting the financing available to our customers, resulting in longer sales cycles and slower adoption of new technologies;

•	increasing the difficulty in collecting accounts receivable;

•	increasing price competition in our served markets;

•	increasing the risk that we could be required to record charges relating to restructuring costs or the impairment of assets; and

•	increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations which, in addition to increasing the risks identified above, could result in preference actions against us.

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

Our cash equivalent and short-term investment portfolio as of March 31, 2015 consisted primarily of money market funds, certificates of deposit, municipal securities and U.S. government agency bonds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2015, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

From the effective date of the registration statement through March 31, 2015, we have spent all of the net proceeds from the IPO, which have been used to fund the acquisition of Mainstreet Commerce LC, CQuotient, Inc. and Tomax Corporation. No offering expenses or net proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

DEMANDWARE, INC.

Date: May 7, 2015	By:	/s/ Timothy M. Adams
Timothy M. Adams
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated January 9, 2015, by and among Demandware, Inc., Augusta AC Corp., Tomax Corporation and William Kennedy as the Company Equityholder Representative. The exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601 (b) (2) of Regulation S-K. The Registrant will supplementally furnish copies of any such exhibits or schedules to the U.S. Securities and Exchange Commission upon request (filed as Exhibit 2.1 to the Registrant’s Current Report on From 8-K (File No. 001-35450) on January 12, 2015 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.