Form 10-Q
period 2015-06-30
Demandware Inc
filed 2015-08-04
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

On July 30, 2015, the registrant had 37,630,845 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$118,160	$158,827
Short-term investments	68,598	84,880
Accounts receivable—net of allowance for doubtful accounts of $1,158 and $525 at June 30, 2015 and December 31, 2014, respectively	44,234	42,441
Prepaid expenses and other current assets	10,526	8,564

Total current assets	241,518	294,712
Property and equipment, net	24,929	14,028
Intangible assets, net	24,290	10,266
Goodwill	60,034	24,379
Other assets	2,671	1,785

Total assets	$353,442	$345,170

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	3,213	3,581
Accrued expenses	25,557	24,871
Deferred revenue	26,693	22,799
Other current liabilities	3,662	282

Total current liabilities	59,125	51,533

Long-term liabilities:
Deferred revenue	14,265	12,168

Other long-term liabilities	2,567	1,424

Total liabilities	75,957	65,125

Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	663	823

Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized	—	—
Common stock, $0.01 par value per share—240,000 shares authorized, 35,919 and 35,281 shares issued and 35,917 and 35,279 shares outstanding at June 30, 2015 and December 31, 2014, respectively	359	353
Additional paid-in capital	415,013	391,896
Treasury stock, at cost (2 shares at June 30, 2015 and December 31, 2014)	(137)	(137)
Accumulated other comprehensive loss	(632)	(352)
Accumulated deficit	(137,781)	(112,538)

Total stockholders’ equity	276,822	279,222

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$353,442	$345,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(As revised)		(As revised)
Revenue:
Subscription	$44,174	$32,505	$87,422	$62,410
Services and other	9,684	4,241	16,712	6,910

Total revenue	53,858	36,746	104,134	69,320
Cost of revenue:
Subscription	9,712	6,266	18,585	11,700
Services and other	6,575	3,739	12,745	7,213

Total cost of revenue	16,287	10,005	31,330	18,913

Gross profit	37,571	26,741	72,804	50,407
Operating expenses:
Sales and marketing	29,026	17,621	50,335	34,104
Research and development	16,504	8,040	30,187	15,011
General and administrative	12,191	9,444	23,595	17,756

Total operating expenses	57,721	35,105	104,117	66,871

Loss from operations	(20,150)	(8,364)	(31,313)	(16,464)
Other income:
Interest income	92	75	191	141
Interest expense	—	(30)	—	(83)
Other income	90	22	279	11

Other income, net	182	67	470	69

Loss before income taxes	(19,968)	(8,297)	(30,843)	(16,395)
Income tax provision (benefit)	139	227	(5,456)	492

Net loss	(20,107)	(8,524)	(25,387)	(16,887)

Net loss attributable to noncontrolling interest	(86)	—	(144)	—

Net loss attributable to Demandware	$(20,021)	$(8,524)	$(25,243)	$(16,887)

Net loss per share attributable to Demandware, basic and diluted	$(0.56)	$(0.25)	$(0.71)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	35,718	34,712	35,540	34,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(As revised)		(As revised)

Net loss	$(20,107)	$(8,524)	$(25,387)	$(16,887)
Other comprehensive income (loss):
Foreign currency translation adjustments	22	(4)	(318)	2
Unrealized gain on marketable securities, net of tax	11	3	22	—

Other comprehensive income (loss)	33	(1)	(296)	2

Total comprehensive loss	(20,074)	(8,525)	(25,683)	(16,885)
Net loss attributable to noncontrolling interest	86	—	144	—

Other comprehensive loss attributable to noncontrolling interest	26	—	16	—

Total comprehensive loss attributable to Demandware	$(19,962)	$(8,525)	$(25,523)	$(16,885)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended, June 30,
	2015	2014
		(As revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,387)	$(16,887)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,772	2,943
Consulting expense settled with a restricted stock unit award	555	77
Bad debt expense	571	269
Stock-based compensation	16,786	13,001
Deferred income taxes	(5,977)	0
Amortization of premium on marketable securities	202	356
Other non-cash reconciling items	60	43
Changes in operating assets and liabilities:
Accounts receivable	7,082	3,802
Prepaid expenses and other current assets	(773)	(5,284)
Other assets and liabilities	3,341	(2,205)
Accounts payable	130	285
Accrued expenses	(2,011)	(2,473)
Deferred revenue	1,403	1,823

Net cash provided by (used in) operating activities	1,754	(4,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,291)	(8,283)
Purchase of marketable securities	(51,131)	(82,275)
Sale and maturity of marketable securities	71,486	30,950
Acquisition, net of cash acquired	(54,733)	(12,136)

Net cash used in investing activities	(47,669)	(71,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares purchased under the Employee Stock Purchase Plan	803	643
Proceeds from exercise of stock options	4,980	4,716
Payments of equipment notes	—	(1,221)
Payments of software financing agreement	—	(766)

Net cash provided by financing activities	5,783	3,372

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(535)	(4)

DECREASE IN CASH AND CASH EQUIVALENTS	(40,667)	(72,626)
CASH AND CASH EQUIVALENTS—Beginning of period	158,827	242,425

CASH AND CASH EQUIVALENTS—End of period	$118,160	$169,799

SUPPLEMENTARY INFORMATION:
Interest paid	$—	$80

Income taxes paid	$296	$476

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accounts payable and accrued expenses	710	154

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND SUMMARY OF BASIS OF PRESENTATION

Company Overview—Demandware, Inc. (the “Company”) provides enterprise-class cloud digital commerce solutions, which include ecommerce, order management, predictive intelligence as well as retail point-of-sale and store operations for retailers and branded manufacturers. The Company’s solution, Demandware Commerce, is a combination of the Company’s cloud platform, community and related services that enables customers to establish and execute complex digital commerce strategies. These strategies include global expansion, multi-brand, multi-site rollouts, omni-channel and in-store operations as well as single platform, or unified commerce platform, strategies. The foundation of the Company’s solution is the Company’s technology platform, the Demandware Commerce Cloud. Through the Company’s highly scalable, secure and open Demandware Commerce Cloud, the Company’s customers create seamless brand experiences to reach their consumers across all digital touch points globally, including ecommerce sites, mobile applications, in-store solutions and point of sale.

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

Basis of Presentation and Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2014. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional information relative to certain estimates or to identify matters that require additional disclosure. Interim results are not necessarily indicative of the results for any other interim period or for the entire year. The consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. All intercompany transactions have been eliminated in consolidation. Tomax Corporation’s results of operations have been included in the Company’s consolidated financial statements since January 12, 2015, the date of acquisition (see Note 3).

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

Correction of Immaterial Errors—As discussed in Note 1, Organization and Basis of Presentation, “Correction of Immaterial Errors”, and Note 18, Selected Quarterly Information (Unaudited), to the 2014 financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company corrected an immaterial error in certain implementation services revenue recognition by revising its previously issued financial statements. The impact of these corrections in the condensed consolidated statement of operations for the three months ended June 30, 2014 was a $0.6 million increase to service revenue from $3.6 million to $4.2 million, total revenue from $36.1 million to $36.7 million and gross profit from $26.1 million to $26.7 million, and a $0.6 million decrease in net loss from $9.1 million to $8.5 million. The impact of these corrections in the condensed consolidated statement of operations for the six months ended June 30, 2014 was a $1.0 million increase to service revenue from $5.9 million to $6.9 million, total revenue from $68.3 million to $69.3 million and gross profit from $49.4 million to $50.4 million, and a $1.0 million decrease in net loss from $17.9 million to $16.9 million. Net loss per share attributable to common stockholders, basic and diluted, decreased $0.02 per share from $0.27 per share to $0.25 per share for the three months ended June 30, 2014, and $0.03 per share from $0.52 per share to $0.49 per share for the six months ended June 30, 2014. The impact of these corrections in the condensed consolidated statements of cash flows for the three and six months ended June 30, 2014 was a decrease to the Company’s net losses and a decrease in the change of deferred revenue by $0.6 million and $1.0 million, respectively, within condensed cash flows from operating activities. There was no change to the total net cash used in operating activities for the three and six months ended June 30, 2014.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company is currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB voted to amend ASU 2014-09 by approving a deferral of the effective date by one year as well as providing the option to adopt the standard as early as the original effective date. Accordingly, the effective date of the amended ASU 2014-09 for the Company is January 1, 2018.

In April 2015, FASB issued Accounting Standards Update No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). This standard provides guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license, which would be accounted for under ASC 350-40. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not believe that this will have a material impact on its consolidated financial statements.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2015	2014
Options to purchase common stock	2,431	2,789
Unvested restricted stock	1,692	1,228

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

During the six months ended June 30, 2015, the Company incurred transaction related costs of $0.3 million, which are included in general and administrative expenses. Including prior periods not presented, the Company has incurred transaction related costs of $1.2 million through June 30, 2015.

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

Tomax’s results of operations are included in the Company’s consolidated results since the acquisition date.

The following unaudited pro forma results of operations have been presented as if the Tomax transaction occurred on January 1, 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$53,992	$43,097	$105,252	$81,237
Net loss	19,944	10,045	25,591	23,449
Net loss attributable to Demandware	19,858	10,045	25,447	23,449
Net loss per share, basic and diluted	$0.56	$0.29	$0.72	$0.68

This information is based on historical results of operations, adjusted for the allocations of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the Company’s results would have been had it operated the businesses since January 1, 2014. The supplemental pro forma net loss for the three and six months ended June 30, 2014 was adjusted to include all acquisition related costs, which totaled $1.2 million, and were primarily incurred in the second half of 2014.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at June 30, 2015 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$91,145	$—	$—	$91,145
Certificates of deposit	4,397	—	—	4,397
Municipal securities	350	—	—	350

	$95,892	$—	$—	$95,892

Short-Term Investments:
U.S. government agency bonds	$18,753	$1	$(1)	$18,753
Municipal securities	28,565	16	(5)	28,576
Certificates of deposit	21,267	2	—	21,269

	$68,585	$19	$(6)	$68,598

A summary of the Company’s cash equivalents and short-term investments at December 31, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$140,107	$—	$—	$140,107
Certificates of deposit	498	—	—	498
Municipal securities	2,015	—	—	2,015

	$142,620	$—	$—	$142,620

Short-Term Investments:
U.S. government agency bonds	$21,304	$1	$(2)	$21,303
Corporate bonds	6,895	—	(3)	6,892
Municipal securities	29,383	2	(7)	29,378
Certificates of deposit	27,307	—	—	27,307

	$84,889	$3	$(12)	$84,880

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the consolidated balance sheets are one year or less from the respective balance sheet dates.

5. DERIVATIVE INSTRUMENTS

The Company conducts business in a number of foreign countries and transacts business in various foreign currencies. Foreign currency exposures typically arise from transactions denominated in a currency other than the functional currency. The Company utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. These contracts are entered into so that increases or decreases in the Company’s foreign currency exposures are offset by gains or losses on the forward contracts in order to mitigate the risks and volatility associated with the Company’s foreign currency transactions. The Company had the following outstanding foreign currency forward contracts as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Currency	Notional Value	Notional Value
Euro	6,000	6,500
British Pounds Sterling	2,700	3,000

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

6. FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at June 30, 2015 and December 31, 2014. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2015
Assets—Cash Equivalents:
Money market funds	$91,145	$91,145	$—	$—
Certificates of deposit	4,397	—	4,397	—
Municipal securities	350	—	350	—

Assets—Short-Term Investments:
U.S. government agency bonds	$18,753	$—	$18,753	$—
Municipal securities	28,576	—	28,576	—
Certificates of deposit	21,269	—	21,269	—

Assets—Derivative Instruments:
Foreign currency forward contracts	$35	$—	$35	$—

At December 31, 2014
Assets—Cash Equivalents:
Money market funds	$140,107	$140,107	$—	$—
Certificates of deposit	498	—	498	—
Municipal securities	2,015	—	2,015	—

Assets—Short-Term Investments:
U.S. government agency bonds	$21,303	$—	$21,303	$—
Corporate bonds	6,892	—	6,892	—
Municipal securities	29,378	—	29,378	—
Certificates of deposit	27,307	—	27,307	—

Assets—Derivative Instruments:
Foreign currency forward contracts	$69	$—	$69	$—

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

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. As of June 30, 2015 and December 31, 2014, the Company did not carry Level 3 assets or liabilities.

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of goodwill in the six months ended June 30, 2015 are as follows (in thousands):

Balance, December 31, 2014	$24,379
Additions related to Tomax acquisition	35,655

Balance, June 30, 2015	$60,034

Purchased Intangible Assets—Intangible assets acquired as of June 30, 2015 are as follows (in thousands):

		As of June 30, 2015
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.1	$25,700	$3,396	$22,304
Customer relationships	8.1	1,900	220	1,680
Trademarks	2.0	410	104	306

Total	6.2	$28,010	$3,720	$24,290

Intangible assets acquired as of December 31, 2014 are as follows (in thousands):

		As of December 31, 2014
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	5.0	$11,000	$1,242	$9,758
Customer relationships	4.0	600	92	508
Trademarks	1.0	10	10	—

Total	4.9	$11,610	$1,344	$10,266

Amortization expense related to acquired intangible assets was $1.2 million and $2.4 million for the three and six months ended June 30, 2015, respectively. Amortization expense related to acquired intangible assets was $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively.

Future estimated amortization expense for acquired intangible assets as of June 30, 2015 is as follows (in thousands):

Remainder of 2015	$2,449
2016	4,707
2017	4,416
2018	4,232
2019	3,564
Thereafter	4,922

Total	$24,290

8. NONCONTROLLING INTEREST

The redeemable noncontrolling interest is classified outside of permanent equity in the Company’s consolidated balance sheet as of June 30, 2015, primarily due to the put right available to the redeemable noncontrolling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable noncontrolling interest is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interest’s share of earnings, or its estimated redemption value. See Note 11, Noncontrolling Interest, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The changes in the redeemable noncontrolling interest classified as temporary equity in the balance sheet for the six months ended June 30, 2015 are as follows (in thousands):

Balance, December 31, 2014	$823
Net loss attributable to noncontrolling interest	(144)
Foreign currency translation adjustments	(16)

Balance, June 30, 2015	$663

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

The following table summarizes information related to stock options outstanding as of June 30, 2015 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price (per Share)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Exercisable—June 30, 2015	1,846	$10.12	5.36	$112,547
Options vested and expected to vest—June 30, 2015	2,401	$18.82	6.04	$125,477

Unrecognized compensation expense relating to stock options was $12.7 million at June 30, 2015, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period, and upon vesting, the Company issues shares of common stock. Unrecognized compensation expense relating to restricted stock awards was $83.9 million at June 30, 2015, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Units—On June 6, 2014, the Company granted restricted stock units for 16,875 shares of common stock to the Company’s former Chief Financial Officer, as outlined in the Transition and Separation Letter Agreement dated February 10, 2014 between the Company and the former Chief Financial Officer (the “Transition and Separation Letter Agreement”). On June 9, 2015, the Compensation Committee of the Board of Directors determined that all conditions of the Transition and Separation Letter Agreement had been met, and the 16,875 shares vested on that date. During the three and six months ended June 30, 2015, the Company recorded $0.3 million and $0.6 million of consulting expense for this restricted stock unit award. During each of the three and six months ended June 30, 2014, the Company recorded $0.1 million of consulting expense for this restricted stock unit award.

Employee Stock Purchase Plan—The Employee Stock Purchase Plan (“ESPP”) and its foreign corollaries permit eligible employees to purchase shares of the Company’s common stock through accumulated payroll deductions. 400,000 shares have been allocated for the ESPP. Each offering is a six month period (a “Plan Period”), and the purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the first or last business day of a Plan Period. On June 30, 2015, the Company issued 16,737 shares under the ESPP at an exercise price of $47.97 for cash proceeds of $0.8 million.

Employee Compensation Contracts Payable in Cash or Shares—As part of its business acquisitions, the Company agreed to pay certain selling equityholders additional consideration contingent upon their continued employment with the Company for a specified period of time. These contingent payments are payable in cash or shares of the Company’s common stock at the option of the Company. The Company recognized the contingent payments over the respective required period of employment. During the three and six months ended June 30, 2015, the Company recorded $2.2 million and $4.1 million, respectively, of compensation expense related to these contingent payments. No such expense was recorded during the three and six months ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of subscription revenue	$267	$167	$490	$300
Cost of service revenue	885	516	1,512	909
Sales and marketing	2,990	1,974	5,257	3,467
Research and development	3,032	1,795	4,899	3,331
General and administration	2,556	2,882	4,628	4,994

Total	$9,730	$7,334	$16,786	$13,001

Stock-based compensation cost for the three and six months ended June 30, 2015 includes $1.8 million and $3.5 million, respectively, related to stock options, and $0.1 million and $0.2 million, respectively, related to the ESPP. Stock-based compensation cost for the three and six months ended June 30, 2014 includes $1.6 million and $3.0 million, respectively, related to stock options, and $0.1 million and $0.2 million, respectively, related to the ESPP. The remaining expense for each period relates to restricted stock.

11. INCOME TAXES

The Company’s income tax provision (benefit) was $0.1 million and ($5.5) million and the effective income tax rate was (0.7)% and 17.7% for the three and six months ended June 30, 2015, respectively. The Company’s income tax expense was $0.2 million and $0.5 million and the effective income tax rate was (2.7)% and (3.0)% for the three and six months ended June 30, 2014, respectively. The income tax benefit for the six months ended June 30, 2015 includes the release of $6.1 million of valuation allowance that resulted from the recognition of the deferred tax liabilities in the Tomax acquisition, which provided evidence to support the recoverability of the deferred tax asset. This benefit was partially offset by the Company’s provision for foreign income taxes.

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

Overview

We are a leading provider of enterprise-class cloud digital commerce solutions, which include ecommerce, order management, predictive intelligence as well as retail point-of-sale and store operations for retailers and branded manufacturers. Our solution, Demandware Commerce, is a combination of our cloud platform, community and related services that enables customers to establish and execute complex digital commerce strategies. These strategies include global expansion, multi-brand, multi-site rollouts, omni-channel and in-store operations as well as single platform, or unified commerce platform, strategies. The foundation of our solution is our technology platform, the Demandware Commerce Cloud. Through our highly scalable, secure and open Demandware Commerce Cloud, our customers create seamless brand experiences to reach their consumers across all digital touch points globally, including ecommerce sites, mobile applications, in-store solutions and point of sale.

We sell subscriptions to our software and related services through both a direct sales force and indirect channels. Our current customers consist of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods, general merchandise and other categories.

We derive most of our revenue from subscriptions to our platform, which includes ecommerce, order management and predictive intelligence subscriptions, and related services for our offerings. Subscription fees for our ecommerce customers are generally based on a revenue share pricing model, in which our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee for our ecommerce offering, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a monthly, quarterly or annual, non-refundable minimum subscription fee is derived. If a customer processes more gross revenue than its committed minimum level, then the customer is typically required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion of these fees is recorded in the fourth quarter, which is when customers often exceed minimum levels due to seasonal volume created during the holiday shopping season. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Ecommerce customer contracts are generally non-cancellable for a minimum term that is approximately three years and range up to seven years. Our order management and predictive intelligence subscriptions are typically based on a per-transaction or volume-based fee, which is common pricing for those solutions.

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

Services and other revenue includes managed service, maintenance and related support revenue from our non-subscription customer base resulting from the acquisition of Tomax Corporation, or Tomax, in January 2015. In addition, we derive our services and other revenue from the implementation of our customers’ digital commerce sites, which includes the integration of complementary technologies and adaptation to back-end systems and/or business processes and the configuration and deployment of the sites. We also provide training services for individuals who are part of the implementation, maintenance and optimization teams of our customers. In general, it takes on average six months to implement a new customer digital commerce site on our platform. Incremental digital commerce sites for a customer, including for additional brands or geographies, can be implemented in less than one month. In limited instances where our non-subscription customers have purchased services that would be deemed essential to the functionality of the purchased software, the criteria for separate accounting for the services is not met and contract accounting is applied to the entire arrangement using the percentage of completion method.

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

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of ecommerce customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of June 30, 2015, we had 295 live customers.

Number of Customer Sites

Since our ecommerce customers generally operate more than one site across various geographies, channels and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of ecommerce customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of June 30, 2015, our ecommerce customers were operating 1,316 sites on our platform.

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

Other than as described below, as of June 30, 2015, there have been no material changes to our critical accounting policies since December 31, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(As revised)		(As revised)
Results of Operations:
Revenue:
Subscription	$44,174	$32,505	$87,422	$62,410
Services and other	9,684	4,241	16,712	6,910

Total revenue	53,858	36,746	104,134	69,320
Cost of revenue:
Subscription	9,712	6,266	18,585	11,700
Services and other	6,575	3,739	12,745	7,213

Total cost of revenue	16,287	10,005	31,330	18,913

Gross profit	37,571	26,741	72,804	50,407
Operating expenses:
Sales and marketing	29,026	17,621	50,335	34,104
Research and development	16,504	8,040	30,187	15,011
General and administrative	12,191	9,444	23,595	17,756

Total operating expenses	57,721	35,105	104,117	66,871

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(As revised)		(As revised)
Loss from operations	(20,150)	(8,364)	(31,313)	(16,464)
Other income, net	182	67	470	69

Loss before income taxes	(19,968)	(8,297)	(30,843)	(16,395)
Income tax provision (benefit)	139	227	(5,456)	492

Net loss	$(20,107)	$(8,524)	$(25,387)	$(16,887)

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
		(As revised)				(As revised)
	(dollars in thousands)
Subscription revenue	$44,174	$32,505	$11,669	35.9%	$87,422	$62,410	$25,012	40.1%
Percentage of total revenue	82.0%	88.5%			84.0%	90.0%
Services and other revenue	$9,684	$4,241	$5,443	128.3%	$16,712	$6,910	$9,802	141.9%
Percentage of total revenue	18.0%	11.5%			16.0%	10.0%

Subscription revenue. Subscription revenue for the three months ended June 30, 2015 increased by $11.7 million, or 35.9%, compared to the three months ended June 30, 2014. The increase was driven by an increase of $7.8 million in revenue from new customers as well as an increase of $3.9 million in revenue from existing customers in the 2015 period. The increase in revenue from existing customers resulted from both organic site growth and the launch of additional sites since the period ended June 30, 2014. We had 295 customers and 1,316 sites operating on our Demandware Commerce platform at June 30, 2015, an increase from 226 customers and 924 sites operating on our platform at June 30, 2014. Revenue realized from overage fees from both new and existing customers increased from $7.1 million to $7.9 million, and represented 21.9% and 17.8% of subscription revenue, for the three months ended June 30, 2014 and 2015, respectively.

Subscription revenue for the six months ended June 30, 2015 increased by $25.0 million, or 40.1%, compared to the six months ended June 30, 2014. The increase was driven by an increase of $15.6 million in revenue from new customers as well as an increase of $9.4 million in revenue from existing customers in the 2015 period. Revenue realized from overage fees from both new and existing customers increased from $14.0 million to $16.3 million, and represented 22.5% and 18.7% of subscription revenue, for the six months ended June 30, 2014 and 2015, respectively.

Services and other revenue. Services and other revenue for the three months ended June 30, 2015 increased by $5.4 million, or 128.3%, compared to the three months ended June 30, 2014. The increase was primarily due to a $3.6 million increase in managed services, maintenance and related support revenue from our non-subscription customer base. Revenue recognized from both our subscription and non-subscription customer base related to ongoing professional services engagements increased $0.8 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Revenue from our annual North America and European customer conferences increased by $0.9 million due to increased sponsorships, participant attendance and due to the prior year’s European customer conference being held in the fourth quarter.

Services and other revenue for the six months ended June 30, 2015 increased by $9.8 million, or 141.9%, compared to the six months ended June 30, 2014. The increase was primarily due to a $6.7 million increase in managed services, maintenance and related support revenue from our non-subscription customer base. Revenue recognized from both our subscription and non-subscription customer base related to ongoing professional services engagements increased $1.9 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Revenue from our annual North America and European customer conferences increased by $0.9 million due to increased sponsorships, participant attendance and due to the prior year’s European customer conference being held in the fourth quarter.

Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Cost of subscription revenue	$9,712	$6,266	$3,446	55.0%	$18,585	$11,700	$6,885	58.8%
Percentage of subscription revenue	22.0%	19.3%			21.3%	18.7%
Gross margin	78.0%	80.7%			78.7%	81.3%
Cost of services and other revenue	$6,575	$3,739	$2,836	75.8%	$12,745	$7,213	$5,532	76.7%
Percentage of services and other revenue	67.9%	88.2%			76.3%	104.4%
Gross margin	32.1%	11.8%			23.7%	(4.4)%

Cost of subscription revenue. Cost of subscription revenue for the three months ended June 30, 2015 increased by $3.4 million, or 55.0%, compared to the three months ended June 30, 2014. The increase was primarily attributable to increased headcount in our support and technical operations teams and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $1.2 million in the three months ended June 30, 2015. In addition, we incurred $0.5 million of increased network infrastructure and bandwidth expenses and $0.8 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity. We also incurred a $0.9 million increase in amortization expense from the intangible assets recognized in the acquisitions we completed in October 2014 and January 2015.

Cost of subscription revenue for the six months ended June 30, 2015 increased by $6.9 million, or 58.8%, compared to the six months ended June 30, 2014. The increase was primarily attributable to increased headcount in our support and technical operations teams and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes, recruiting fees and stock compensation, increased $2.3 million in the six months ended June 30, 2015. Amortization expense increased by $1.8 million when compared to the six months ended June 30, 2014 due to the increase in our intangible assets related to acquisitions. We also incurred $1.0 million of increased network infrastructure and bandwidth expenses and $1.6 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity.

Cost of services and other revenue. Cost of services and other revenue for the three months ended June 30, 2015 increased by $2.8 million, or 75.8%, compared to the three months ended June 30, 2014. The increase was primarily attributable to $2.4 million of increased personnel and related expenses resulting from our increased headcount since the 2014 period, which was primarily driven by the acquisition of Tomax in January 2015. We also incurred $0.4 million of increased facility and infrastructure costs as a direct result of the increase in headcount.

Cost of services and other revenue for the six months ended June 30, 2015 increased by $5.5 million, or 76.7%, compared to the six months ended June 30, 2014. The increase was primarily attributable to $4.6 million of increased personnel and related expenses resulting from our increased headcount since the 2014 period, which was primarily driven by the acquisition of Tomax in January 2015. We also incurred $0.8 million of increased facility and infrastructure costs as a direct result of the increase in headcount.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$29,026	$17,621	$11,405	64.7%	$50,335	$34,104	$16,231	47.6%
Percentage of total revenue	53.9%	48.0%			48.3%	49.2%

Sales and marketing expenses for the three months ended June 30, 2015 increased by $11.4 million, or 64.7%, compared to the three months ended June 30, 2014. The increase was attributable to the continued expansion in new and existing markets. We have continued to add employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $7.3 million of increased personnel and related expenses, of which $1.0 million was related to stock compensation expense and $0.7 million was related to contingent compensation expense related to acquisitions. Marketing program expenses increased $2.8 million in the period as we increased the level of spending to enhance our global brand. We also incurred $0.9 million of increased travel and entertainment expenses and $0.4 million of increased facility and infrastructure costs in the period as a direct result of the increase in headcount.

Sales and marketing expenses for the six months ended June 30, 2015 increased by $16.2 million, or 47.6%, compared to the six months ended June 30, 2014. The increase was attributable to the continued expansion in new and existing markets. We have continued to add employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $10.5 million of increased personnel and related expenses, of which $1.8 million was related to stock compensation expense and $1.4 million was related to contingent compensation expense related to acquisitions. Marketing program expenses increased $3.6 million in the 2015 period as we increased the level of spending to enhance our global brand. We also incurred $1.4 million of increased travel and entertainment expenses and $0.7 million of increased facility and infrastructure costs in the 2015 period as a direct result of the increase in headcount.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$16,504	$8,040	$8,464	105.3%	$30,187	$15,011	$15,176	101.1%
Percentage of total revenue	30.6%	21.9%			29.0%	21.7%

Research and development expenses for the three months ended June 30, 2015 increased by $8.5 million, or 105.3%, compared to the three months ended June 30, 2014. We increased our engineering headcount, which contributed to increased personnel and related expenses of $7.6 million, of which $1.2 million was related to stock compensation expense and $1.5 million was related to contingent compensation expense related to acquisitions. We also incurred $0.2 million of increased travel and entertainment expenses and $0.6 million of increased facility and infrastructure costs in the 2015 period as a direct result of the increase in headcount.

Research and development expenses for the six months ended June 30, 2015 increased by $15.2 million, or 101.1%, compared to the six months ended June 30, 2014. We increased our engineering headcount, which contributed to increased personnel and related expenses of $13.9 million, of which $1.6 million was related to stock compensation expense and $2.9 million was related to contingent compensation expense related to acquisitions. We also incurred $0.2 million of increased travel and entertainment expenses and $1.0 million of increased facility and infrastructure costs in the 2015 period as a direct result of the increase in headcount.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
General and administrative	$12,191	$9,444	$2,747	29.1%	$23,595	$17,756	$5,839	32.9%
Percentage of total revenue	22.6%	25.7%			22.70%	25.6%

General and administrative expenses for the three months ended June 30, 2015 increased by $2.7 million, or 29.1%, compared to the three months ended June 30, 2014. The increase was attributable to increased employee-related costs of $1.2 million and increased professional fees of $0.2 million to support the expansion and growth of our business. We incurred $0.8 million of increased facility and infrastructure costs, $0.2 million of increased travel and entertainment expenses as a result of our growth and corporate development and $0.2 million of increased bad debt expense as a result of customer bankruptcies.

General and administrative expenses for the six months ended June 30, 2015 increased by $5.8 million, or 32.9%, compared to the six months ended June 30, 2014. The increase was attributable to increased employee-related costs of $3.0 million and increased professional fees in connection with our acquisition of Tomax of $0.3 million. We incurred $1.5 million of increased facility and infrastructure costs, $0.4 million of increased travel and entertainment expenses as a result of our growth and corporate development and $0.3 million of increased bad debt expense as a result of customer bankruptcies.

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Other income, net	$182	$67	$115	171.6%	$470	$69	$401	581.2%
Percentage of total revenue	0.3%	0.2%			0.5%	0.1%

Other income, net for the three months ended June 30, 2015 increased by $0.1 million compared to the three months ended June 30, 2014. The increase was primarily attributable to the increase in foreign exchange losses generated from our short-term foreign currency forward contracts offset by the increase in foreign exchange gains related to the fluctuations in the British Pounds Sterling and Euro in relation to the U.S. dollar during the 2015 period as compared to the 2014 period.

Other income, net for the six months ended June 30, 2015 increased by $0.4 million compared to the six months ended June 30, 2014. The increase was partially attributable to a $0.6 million increase in foreign exchange gains generated from our short-term foreign currency forward contracts, a $0.1 million decrease in interest expense, offset by a $0.4 million increase in foreign exchange losses related to the fluctuations in the British Pounds Sterling and Euro in relation to the U.S. dollar during the 2015 period as compared to the 2014 period.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Income tax provision (benefit)	$139	$227	$(88)	(38.8)%	$(5,456)	$492	$(5,948)	(1,208.9)%

The effective income tax rate for the three months ended June 30, 2015 was (0.7)% compared to (2.7)% for the three months ended June 30, 2014. The period reflects a benefit of $0.2 million related to a release of the valuation allowance in connection with the Tomax acquisition. The effective income tax rate for the six months ended June 30, 2015 was 17.7% compared to (3.0)% for the six months ended June 30, 2014. The effective tax rate for the 2015 period was primarily driven by the release of $6.1 million of valuation allowance resulting from the recognition of the deferred tax liabilities in the Tomax acquisition, which provided evidence to support the recoverability of the deferred tax asset. The effective tax rate is partially offset by income from our foreign subsidiaries in Germany, France, the United Kingdom, Australia, Hong Kong and China, which are subject to local income taxes. Such earnings are planned to be reinvested indefinitely outside the United States and therefore, no domestic tax liabilities have been recorded.

Liquidity and Capital Resources

At June 30, 2015, our principal source of liquidity consisted of cash, cash equivalents and short-term investments of $186.8 million. Our cash equivalents and short-term investments are comprised primarily of money market funds, certificates of deposit, municipal securities and U.S. government agency bonds.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014

Net cash provided by (used in) operating activities	$1,754	$(4,250)
Net cash used in investing activities	(47,669)	(71,744)
Net cash provided by financing activities	5,783	3,372
Effect of exchange rates on cash and cash equivalents	(535)	(4)
Decrease in cash and cash equivalents	(40,667)	(72,626)

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

Cash provided by operating activities of $1.8 million during the six months ended June 30, 2015 was a result of increased revenue due to the growth of our business, offset by continued investments in headcount, costs associated with public company reporting and corporate governance requirements and other expenses incurred to grow our business. During the six months ended June 30, 2015, $18.0 million, net, or 70.8%, of our net loss of $25.4 million consisted of non-cash items, including $16.8 million in stock-based compensation, $5.8 million of depreciation and amortization and $0.6 million of bad debt expense, partially offset by $6.0 million of deferred income taxes.

Cash provided by operating activities during the six months ended June 30, 2015 also included a $7.1 million decrease in accounts receivable as we collected receivables recognized and invoiced in the fourth quarter of 2014 from overage fees and a $4.1 million increase in other liabilities due to the accrual of contingent compensation payable to the selling shareholders of the CQuotient, Inc. and Tomax acquisitions. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $2.0 million decrease in accrued expenses primarily due to commission and annual employee bonus payments made during the six months ended June 30, 2015.

Cash used in operating activities of $4.3 million during the six months ended June 30, 2014 was primarily due to our net loss of $16.9 million, adjusted for $16.7 million in non-cash expenses that included $2.9 million of depreciation and amortization, $13.0 million in stock-based compensation, and $0.3 million of bad debt expense. Working capital uses of cash included a $5.3 million increase in prepaid expenses and other current assets and a $2.2 million increase in other long-term assets, which is primarily due to the remaining deposit of $5.5 million in an escrow account to fund payments to key Mainstreet Commerce, LC, or Mainstreet, employees for post-combination employment services related to the acquisition of Mainstreet. Working capital uses of cash also included a $2.5 million decrease in accrued expenses. This use of cash was partially offset by a $3.8 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter of 2013 from overage fees, and a $1.8 million increase in deferred revenue due to more customers on our platform in the first half of 2014 compared to the prior year period.

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

For the six months ended June 30, 2015, cash used in investing activities was $47.7 million, comprised of $51.1 million for purchases of marketable securities and $13.3 million for purchases of property and equipment. Additionally, cash used in investing activities increased due to a $54.7 million cash payment, net of cash acquired, for the acquisition of Tomax. These cash outflows were partially offset by the sales and maturity of $71.5 million of marketable securities during the six months ended June 30, 2015.

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

Net cash provided by financing activities

For the six months ended June 30, 2015, cash provided by financing activities of $5.8 million consisted of $5.0 million in proceeds received from the exercise of stock options and $0.8 million in proceeds from shares purchased under our employee stock purchase plan.

For the six months ended June 30, 2014, cash provided by financing activities of $3.4 million consisted of $4.7 million in proceeds received from the exercise of stock options and $0.6 million in proceeds from shares purchased under our employee stock purchase plan, partially offset by $2.0 million in payments in connection with our equipment debt and software financing obligations.

Contractual Obligations.

There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015, except for the following: (i) as a part of the Tomax acquisition, we acquired an operating lease for approximately 64,000 square feet of office space in Salt Lake City, Utah, and our total payment obligation under this lease is $8.4 million through August 2022; and (ii) we entered into additional contractual commitments for hosting and other support services with total payment obligations of $2.8 million, which are due through August 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of certain large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash. We have invested $95.9 million in money market funds, municipal securities and certificates of deposit with an average maturity of 40 days, classified as cash equivalents, and have invested $68.6 million in municipal securities, certificates of deposit and U.S. government agency bonds with original maturities ranging between four and 12 months as of June 30, 2015.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents and short-term investments consist primarily of money market funds, certificates of deposit, municipal securities and U.S. government agency bonds. At June 30, 2015, we had cash, cash equivalents and short-term investments of $186.8 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our revenue has been denominated in U.S. dollars, Euros, British Pounds Sterling, Chinese Yuan Renminbi, Canadian dollars, Australian dollars and New Zealand dollars. An immediate 10% adverse change in foreign exchange rates on our foreign currency-denominated accounts receivable at June 30, 2015 would have a $1.5 million adverse impact on our total accounts receivable balance at June 30, 2015. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, Germany, the United Kingdom and France. More than one quarter of our employees are employed outside of the United States. Increases and decreases in the U.S. dollar equivalent value of our foreign currency denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in the U.S. dollar equivalent value of our foreign currency-denominated operating expenses.

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

Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2015, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in our internal control over financial reporting discussed in detail in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, our disclosure controls and procedures were not effective as of June 30, 2015 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 13 of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

We have updated certain of the following risk factors to reflect financial and operational information for the most recently completed fiscal quarter.

Risks Related to Our Business and Our Industry

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We have had a history of losses since our inception. We experienced net losses of $20.1 million and $25.4 million for the three and six months ended June 30, 2015, respectively. At June 30, 2015, our accumulated deficit was $137.8 million and total stockholders’ equity was $276.8 million. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solutions and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three and six months ended June 30, 2015, our ten largest customers by revenue accounted for an aggregate of approximately 18.3% and 19.3% of our revenue, respectively. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ revenue processed on our Demandware Commerce Cloud, increasing sales and usage of our other solutions and expanding our customer base to include additional customers.

Our business is subject to security risks, including security breaches.

Our business involves the storage and transmission of our customers’ and our customers’ consumers’ proprietary information, including financial information, such as payment card information, and other personally identifiable information. Certain prominent retail companies have disclosed breaches of their security resulting from sophisticated and highly targeted attacks on portions of their websites or in-store infrastructure. Because the techniques used to obtain unauthorized access, disable, deny, disrupt, destroy or degrade services or systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Our systems and our customers’ systems and customizations are vulnerable to computer viruses or other malware, physical or electronic break-ins and similar disruptions, and certain of our customers have experienced “denial-of-service” type attacks that have, in certain instances, made all or portions of customers’ websites unavailable for periods of time. In addition, consumers and our employees have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that may lead to the misappropriation of user names, passwords, payment card numbers, or other sensitive information or to the introduction of computer viruses or other malware to users’ computers. Credentials stolen through such means can provide hackers with access to our or our customers’ network or point of sale devices. Data security breaches may also result from non-technical means, such as malicious actions by a disgruntled employee or former employee or contractor.

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

Security breaches and related malicious acts could cause us to incur substantial costs and liability claims from our customers and encounter loss of customer confidence, which could materially adversely affect our reputation and results of operations or cause material harm to our business. If an actual or perceived breach of our security or our customers’ security occurs, public perception of the effectiveness of our security measures could be harmed resulting in damage to our reputation and loss of current or prospective customers. There may be vulnerabilities in our systems that result in significant threats that we cannot mitigate. Such vulnerabilities may lead to sustained heightened exposure to breach or may require us to disable services for an extended period of time. Also any compromise of our security or our customers’ security could result in a violation of applicable privacy and other laws, trigger disclosure obligations, and expose us to significant legal and financial exposure. Further, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues may become more difficult and costly and the risks associated with security breaches may become more significant as we continue to expand our operations into brick and mortar stores with, for example, our point of sale solutions, and the services and features that we provide to our customers. Our insurance coverage limits may not be adequate to reimburse us for losses caused by security breaches.

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

The seasonality of our customers’ business creates variance in our quarterly revenue.

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

We have received direct demands from, or been sued by, certain non-practicing entities claiming infringement of patents owned by them. In addition, in most instances, we have agreed to indemnify our customers against certain claims that our products infringe the intellectual property rights of third parties. We have received indemnification requests from many customers that have received letters from, or been sued by, non-practicing entities claiming infringement of patents owned by them. Many of those underlying claims, and the extent, if any, of our indemnification obligations, have not yet been resolved. Some of these patents are the subject of pending legal proceedings between the patent owners and one or more major companies engaged in digital commerce, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against us or our customers. Also, because the patent owners have asserted the same patents against multiple customers, an adverse resolution in the case of one customer could lead to adverse resolutions in the cases of other customers and such claims could potentially lead to greater exposure for us than for any single customer. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we are or might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling, providing or using products or services that incorporate the challenged intellectual property;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell, provide or use the relevant technology; or

•	redesign those products or services to avoid infringement.

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

Outside of the United States, we currently maintain offices and/or have sales personnel in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Sweden and the United Kingdom, and we intend to expand our international operations. In addition, we own 75% of a joint venture in Japan. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, such as our president and chief executive officer, our chief financial officer, our chief operating officer, our chief technology officer, our senior vice president of engineering and our general counsel. Our former chief legal officer recently departed from the Company, and other key employees may terminate employment with us at any time with no advance notice. The replacement of any key employee likely would involve significant time and costs, and the loss of any key employee may significantly delay or prevent the achievement of our business objectives.

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

Our cash equivalent and short-term investment portfolio as of June 30, 2015 consisted primarily of money market funds, certificates of deposit, municipal securities and U.S. government agency bonds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2015, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

None.

(b) Use of Proceeds

None.

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

DEMANDWARE, INC.

Date: August 4, 2015	By:	/s/ Timothy M. Adams
Timothy M. Adams
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Forms of equity award agreements under 2012 Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Management contracts or compensatory plans or arrangements
**	Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.