Form 10-Q
period 2015-09-30
Demandware Inc
filed 2015-11-02
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 28, 2015, the registrant had 37,685,771 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$105,223	$158,827
Short-term investments	78,130	84,880
Accounts receivable—net of allowance for doubtful accounts of $1,618 and $525 at September 30, 2015 and December 31, 2014, respectively	49,208	42,441
Prepaid expenses and other current assets	8,415	8,564
Total current assets	240,976	294,712
Property and equipment, net	24,671	14,028
Intangible assets, net	23,066	10,266
Goodwill	60,034	24,379
Other assets	3,906	1,785
Total assets	$352,653	$345,170
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,573	3,581
Accrued expenses	26,524	24,871
Deferred revenue	24,317	22,799
Other current liabilities	5,710	282
Total current liabilities	59,124	51,533
Long-term liabilities:
Deferred revenue	14,018	12,168
Other long-term liabilities	2,795	1,424
Total liabilities	75,937	65,125
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	566	823
Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized	—	—
Common stock, $0.01 par value per share—240,000 shares authorized, 36,054 and 35,281 shares issued and 36,052 and 35,279 shares outstanding at September 30, 2015 and December 31, 2014, respectively	361	353
Additional paid-in capital	426,219	391,896
Treasury stock, at cost (2 shares at September 30, 2015 and December 31, 2014)	(137)	(137)
Accumulated other comprehensive loss	(593)	(352)
Accumulated deficit	(149,700)	(112,538)
Total stockholders’ equity	276,150	279,222
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$352,653	$345,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(As revised)		(As revised)
Revenue:
Subscription	$47,758	$34,281	$135,180	$96,691
Services and other	9,824	4,450	26,536	11,360
Total revenue	57,582	38,731	161,716	108,051
Cost of revenue:
Subscription	9,891	6,907	28,476	18,607
Services and other	7,005	3,878	19,750	11,091
Total cost of revenue	16,896	10,785	48,226	29,698
Gross profit	40,686	27,946	113,490	78,353
Operating expenses:
Sales and marketing	23,724	15,668	74,059	49,772
Research and development	17,125	8,795	47,312	23,806
General and administrative	11,568	8,630	35,163	26,386
Total operating expenses	52,417	33,093	156,534	99,964
Loss from operations	(11,731)	(5,147)	(43,044)	(21,611)
Other income (expense):
Interest income	105	80	296	221
Interest expense	—	(41)	—	(124)
Other income (expense)	(28)	(1,042)	251	(1,031)
Other income (expense), net	77	(1,003)	547	(934)
Loss before income taxes	(11,654)	(6,150)	(42,497)	(22,545)
Income tax provision (benefit)	383	199	(5,073)	691
Net loss	(12,037)	(6,349)	(37,424)	(23,236)
Net loss attributable to noncontrolling interest	(118)	—	(262)	—
Net loss attributable to Demandware	$(11,919)	$(6,349)	$(37,162)	$(23,236)
Net loss per share attributable to Demandware, basic and diluted	$(0.33)	$(0.18)	$(1.04)	$(0.67)
Weighted average number of common shares outstanding, basic and diluted	35,968	34,958	35,684	34,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(As revised)		(As revised)
Net loss	$(12,037)	$(6,349)	$(37,424)	$(23,236)
Other comprehensive income (loss):
Foreign currency translation adjustments	48	(238)	(270)	(236)
Unrealized gain (loss) on marketable securities, net of tax	12	(4)	34	(4)
Other comprehensive income (loss)	60	(242)	(236)	(240)
Total comprehensive loss	(11,977)	(6,591)	(37,660)	(23,476)
Net loss attributable to noncontrolling interest	118	—	262	—
Other comprehensive income attributable to noncontrolling interest	(21)	—	(5)	—
Total comprehensive loss attributable to Demandware	$(11,880)	$(6,591)	$(37,403)	$(23,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
		(As revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,424)	$(23,236)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,912	4,515
Consulting expense settled with equity awards	632	273
Bad debt expense	1,444	369
Stock-based compensation	27,045	19,371
Deferred income taxes	(5,933)	—
Amortization of premium on marketable securities	320	593
Other non-cash reconciling items	277	369
Changes in operating assets and liabilities:
Accounts receivable	1,265	1,596
Prepaid expenses and other current assets	1,250	(4,861)
Other assets and liabilities	4,356	(1,849)
Accounts payable	(442)	(917)
Accrued expenses	(330)	(277)
Deferred revenue	(1,244)	3,160
Net cash provided by (used in) operating activities	128	(894)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,711)	(8,587)
Purchase of marketable securities	(89,725)	(111,513)
Sale and maturity of marketable securities	100,442	49,231
Acquisition, net of cash acquired	(54,733)	(12,136)
Net cash used in investing activities	(59,727)	(83,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares purchased under the Employee Stock Purchase Plan	803	643
Proceeds from exercise of stock options	5,720	5,658
Payments of equipment notes	—	(3,345)
Payments of software financing agreement	—	(766)
Net cash provided by financing activities	6,523	2,190
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(528)	(467)
DECREASE IN CASH AND CASH EQUIVALENTS	(53,604)	(82,176)
CASH AND CASH EQUIVALENTS—Beginning of period	158,827	242,425
CASH AND CASH EQUIVALENTS—End of period	$105,223	$160,249
SUPPLEMENTARY INFORMATION:
Interest paid	$—	$101
Income taxes paid	$458	$677
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accounts payable and accrued expenses	$30	$23

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

The Company conducts its domestic operations through its headquarters in Burlington, Massachusetts and conducts its international operations through its direct and indirect subsidiaries in Germany, the United Kingdom, France, Sweden, Italy, the Netherlands, Australia, China, Hong Kong, India and its joint venture in Japan.

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

Correction of Immaterial Errors—As discussed in Note 1, Organization and Basis of Presentation, “Correction of Immaterial Errors”, and Note 18, Selected Quarterly Information (Unaudited), to the 2014 financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company corrected an immaterial error in certain implementation services revenue recognition by revising its previously issued financial statements. The impact of these corrections in the condensed consolidated statement of operations for the three months ended September 30, 2014 was a $0.5 million increase to service revenue from $4.0 million to $4.5 million, total revenue from $38.2 million to $38.7 million and gross profit from $27.4 million to $27.9 million, and a $0.5 million decrease in net loss from $6.8 million to $6.3 million. The impact of these corrections in the condensed consolidated statement of operations for the nine months ended September 30, 2014 was a $1.6 million increase to service revenue from $9.8 million to $11.4 million, total revenue from $106.5 million to $108.1 million and gross profit from $76.8 million to $78.4 million, and a $1.6 million decrease in net loss from $24.8 million to $23.2 million. Net loss per share attributable to common stockholders, basic and diluted, decreased $0.02 per share from $0.20 per share to $0.18 per share for the three months ended September 30, 2014, and $0.04 per share from $0.71 per share to $0.67 per share for the nine months ended September 30, 2014. The impact of these corrections in the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 was a decrease to the Company’s net losses and a decrease in the change of deferred revenue by $1.6 million within condensed cash flows from operating activities. There was no change to the total net cash used in operating activities for the nine months ended September 30, 2014.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company is currently in the process of evaluating this new guidance. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year and provides companies the option to adopt the standard as early as the original effective date. Accordingly, the effective date of the amended ASU 2014-09 for the Company is January 1, 2018.

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

In September 2015, FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). This standard requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires separate presentation on the face of the income statement, or disclosure in the notes, of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not believe that this will have a material impact on its consolidated financial statements.

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

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three and
	Nine Months Ended September 30,
	2015	2014
Options to purchase common stock	2,392	2,729
Unvested restricted stock	1,607	1,178

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

During the nine months ended September 30, 2015, the Company incurred transaction related costs of $0.3 million, which are included in general and administrative expenses. Including prior periods not presented, the Company has incurred transaction related costs of $1.2 million through September 30, 2015.

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

The following unaudited pro forma results of operations have been presented as if the Tomax transaction occurred on January 1, 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$57,709	$44,363	$162,961	$125,600
Net loss	(11,910)	(8,535)	(43,089)	(26,395)
Net loss attributable to Demandware	(11,792)	(8,535)	(42,827)	(26,395)
Net loss per share, basic and diluted	$(0.33)	$(0.24)	$(1.20)	$(0.76)

This information is based on historical results of operations, adjusted for the allocations of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the Company’s results would have been had it operated the businesses since January 1, 2014. The supplemental pro forma net loss for the nine months ended September 30, 2014 was adjusted to include $6.1 million of income tax benefit resulted from the release of valuation allowance that were primarily incurred in Q1 2015 and $1.2 million of acquisition related costs that were primarily incurred in the second half of 2014.

4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at September 30, 2015 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$94,082	$—	$—	$94,082
Certificates of deposit	3,097	—	—	3,097
	$97,179	$—	$—	$97,179
Short-Term Investments:
U.S. government agency bonds	$11,253	$3	$—	$11,256
Corporate bonds	3,993	1	—	3,994
Municipal securities	42,309	16	—	42,325
Certificates of deposit	20,550	6	(1)	20,555
	$78,105	$26	$(1)	$78,130

A summary of the Company’s cash equivalents and short-term investments at December 31, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$140,107	$—	$—	$140,107
Certificates of deposit	498	—	—	498
Municipal securities	2,015	—	—	2,015
	$142,620	$—	$—	$142,620
Short-Term Investments:
U.S. government agency bonds	$21,304	$1	$(2)	$21,303
Corporate bonds	6,895	—	(3)	6,892
Municipal securities	29,383	2	(7)	29,378
Certificates of deposit	27,307	—	—	27,307
	$84,889	$3	$(12)	$84,880

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the consolidated balance sheets are one year or less from the respective balance sheet dates.

5. DERIVATIVE INSTRUMENTS

The Company conducts business in a number of foreign countries and transacts business in various foreign currencies. Foreign currency exposures typically arise from transactions denominated in a currency other than the functional currency. The Company utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. These contracts are entered into so that increases or decreases in the Company’s foreign currency exposures are offset by gains or losses on the forward contracts in order to mitigate the risks and volatility associated with the Company’s foreign currency transactions. The Company had the following outstanding foreign currency forward contracts as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Currency	Notional Value	Notional Value
Euro	4,800	6,500
British Pounds Sterling	3,000	3,000

The Company has not designated these forward contracts as hedging instruments pursuant to ASC 815, “Derivatives and Hedging”, and accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in its consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense), net in the Company’s consolidated statements of operations.

6. FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at September 30, 2015 and December 31, 2014. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets and liabilities at September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015
Assets—Cash Equivalents:
Money market funds	$94,082	$94,082	$—	$—
Certificates of deposit	3,097	—	3,097	—
Assets—Short-Term Investments:
U.S. government agency bonds	$11,256	$—	$11,256	$—
Corporate bonds	3,994	—	3,994	—
Municipal securities	42,325	—	42,325	—
Certificates of deposit	20,555	—	20,555	—
Liabilities—Derivative Instruments:
Foreign currency forward contracts	$(11)	$—	$(11)	$—

At December 31, 2014
Assets—Cash Equivalents:
Money market funds	$140,107	$140,107	$—	$—
Certificates of deposit	498	—	498	—
Municipal securities	2,015	—	2,015	—
Assets—Short-Term Investments:
U.S. government agency bonds	$21,303	$—	$21,303	$—
Corporate bonds	6,892	—	6,892	—
Municipal securities	29,378	—	29,378	—
Certificates of deposit	27,307	—	27,307	—
Assets—Derivative Instruments:
Foreign currency forward contracts	$69	$—	$69	$—

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

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets and liabilities is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. As of September 30, 2015 and December 31, 2014, the Company did not carry Level 3 assets or liabilities.

7. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of goodwill in the nine months ended September 30, 2015 are as follows (in thousands):

Balance, December 31, 2014	$24,379
Additions related to Tomax acquisition	35,655
Balance, September 30, 2015	$60,034

Purchased Intangible Assets—Intangible assets as of September 30, 2015 are as follows (in thousands, except term information):

		As of September 30, 2015
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.1	$25,700	$4,498	$21,202
Customer relationships	8.1	1,900	292	1,608
Trademarks	2.0	410	154	256
Total	6.2	$28,010	$4,944	$23,066

Intangible assets as of December 31, 2014 are as follows (in thousands, except term information):

		As of December 31, 2014
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	5.0	$11,000	$1,242	$9,758
Customer relationships	4.0	600	92	508
Trademarks	1.0	10	10	—
Total	4.9	$11,610	$1,344	$10,266

Amortization expense related to acquired intangible assets was $1.2 million and $3.6 million for the three and nine months ended September 30, 2015, respectively. Amortization expense related to acquired intangible assets was $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively.

Future estimated amortization expense for acquired intangible assets as of September 30, 2015 is as follows (in thousands):

Remainder of 2015	$1,225
2016	4,707
2017	4,416
2018	4,232
2019	3,564
Thereafter	4,922
Total	$23,066

8. NONCONTROLLING INTEREST

The redeemable noncontrolling interest is classified outside of permanent equity in the Company’s consolidated balance sheet as of September 30, 2015, primarily due to the put right available to the redeemable noncontrolling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable noncontrolling interest is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interest’s share of earnings, or its estimated redemption value. See Note 11, Noncontrolling Interest, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The changes in the redeemable noncontrolling interest classified as temporary equity in the balance sheet for the nine months ended September 30, 2015 are as follows (in thousands):

Balance, December 31, 2014	$823
Net loss attributable to noncontrolling interest	(262)
Foreign currency translation adjustments	5
Balance, September 30, 2015	$566

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

The following table summarizes information related to stock options outstanding as of September 30, 2015 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price (per Share)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Exercisable—September 30, 2015	1,894	$11.01	5.21	$77,939
Options vested and expected to vest—September 30, 2015	2,367	$18.84	5.82	$81,474

Unrecognized compensation expense relating to stock options was $11.0 million at September 30, 2015, which is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period, and upon vesting, the Company issues shares of common stock. Unrecognized compensation expense relating to restricted stock awards was $77.2 million at September 30, 2015, which is expected to be recognized over a weighted-average period of approximately three years.

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

Employee Compensation Contracts Payable in Cash or Shares—As part of its business acquisitions, the Company agreed to pay certain selling equityholders additional consideration contingent upon their continued employment with the Company for a specified period of time. These contingent payments are payable in cash or shares of the Company’s common stock at the option of the Company. The Company recognized the contingent payments over the respective required period of employment. During the three and nine months ended September 30, 2015, the Company recorded $2.2 million and $6.3 million, respectively, of compensation expense related to these contingent payments. No such expense was recorded during the three and nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of subscription revenue	$254	$177	$744	$477
Cost of service revenue	823	532	2,335	1,441
Sales and marketing	3,087	1,868	8,344	5,335
Research and development	3,738	1,825	8,637	5,156
General and administration	2,357	1,968	6,985	6,962
Total	$10,259	$6,370	$27,045	$19,371

Stock-based compensation cost for the three and nine months ended September 30, 2015 includes $1.7 million and $5.3 million, respectively, related to stock options, and $0.1 million and $0.3 million, respectively, related to the ESPP. Stock-based compensation cost for the three and nine months ended September 30, 2014 includes $1.6 million and $4.6 million, respectively, related to stock options, and $0.1 million and $0.3 million, respectively, related to the ESPP. The remaining expense for each period relates to restricted stock.

11. INCOME TAXES

The Company’s income tax provision (benefit) was $0.4 million and ($5.1) million and the effective income tax rate was 3.3% and (11.9)% for the three and nine months ended September 30, 2015, respectively. The Company’s income tax expense was $0.2 million and $0.7 million and the effective income tax rate was 3.2% and 3.1% for the three and nine months ended September 30, 2014, respectively. The income tax benefit for the nine months ended September 30, 2015 includes the release of $6.1 million of valuation allowance that resulted from the recognition of the deferred tax liabilities in the Tomax acquisition, which provided evidence to support the recoverability of the deferred tax asset. This benefit was partially offset by the Company’s provision for foreign income taxes.

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

We derive most of our revenue from subscriptions to our platform, which include ecommerce, order management and predictive intelligence subscriptions, and related services for our offerings. Subscription fees for our ecommerce customers are generally based on a revenue share pricing model, in which our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee for our ecommerce offering, our customers commit to a minimum level of gross revenue to be processed on our platform, from which a monthly, quarterly or annual, non-refundable minimum subscription fee is derived. If a customer processes more gross revenue than its committed minimum level, then the customer is typically required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion of these fees is recorded in the fourth quarter, which is when customers often exceed minimum levels due to seasonal volume created during the holiday shopping season. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Ecommerce customer contracts are generally non-cancellable for a minimum term that is approximately three years and range up to seven years. Our order management and predictive intelligence subscriptions are typically based on a per-transaction or volume-based fee, which is common pricing for those solutions.

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

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of ecommerce customers generating subscription revenue during the period, and who have a committed minimum level of gross revenue to be processed on our platform, from which a minimum monthly, quarterly or annual, non-refundable subscription fee is derived. As of September 30, 2015, we had 308 live customers.

Number of Customer Sites

Since our ecommerce customers generally operate more than one site across various geographies, channels and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of ecommerce customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of September 30, 2015, our ecommerce customers were operating 1,399 sites on our platform.

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

Other than as described below, as of September 30, 2015, there have been no material changes to our critical accounting policies since December 31, 2014.

Revenue Recognition

We generate revenue from managed service, maintenance and related support revenue from our non-subscription customer base. Revenue from these agreements is recognized ratably over the term of the agreement. In limited cases where service revenue sold to our non-subscription customer base is deemed essential to the functionality of the purchased software and does not meet the criteria for separate accounting for the services, contract accounting is applied to the entire arrangement using the percentage of completion method.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(As revised)		(As revised)
Results of Operations:
Revenue:
Subscription	$47,758	$34,281	$135,180	$96,691
Services and other	9,824	4,450	26,536	11,360
Total revenue	57,582	38,731	161,716	108,051
Cost of revenue:
Subscription	9,891	6,907	28,476	18,607
Services and other	7,005	3,878	19,750	11,091
Total cost of revenue	16,896	10,785	48,226	29,698
Gross profit	40,686	27,946	113,490	78,353
Operating expenses:
Sales and marketing	23,724	15,668	74,059	49,772
Research and development	17,125	8,795	47,312	23,806
General and administrative	11,568	8,630	35,163	26,386
Total operating expenses	52,417	33,093	156,534	99,964
Loss from operations	(11,731)	(5,147)	(43,044)	(21,611)
Other income (expense), net	77	(1,003)	547	(934)
Loss before income taxes	(11,654)	(6,150)	(42,497)	(22,545)
Income tax provision (benefit)	383	199	(5,073)	691
Net loss	$(12,037)	$(6,349)	$(37,424)	$(23,236)

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
		(As revised)				(As revised)
	(dollars in thousands)
Subscription revenue	$47,758	$34,281	$13,477	39.3%	$135,180	$96,691	$38,489	39.8%
Percentage of total revenue	82.9%	88.5%			83.6%	89.5%
Services and other revenue	$9,824	$4,450	$5,374	120.8%	$26,536	$11,360	$15,176	133.6%
Percentage of total revenue	17.1%	11.5%			16.4%	10.5%

Subscription revenue. Subscription revenue for the three months ended September 30, 2015 increased by $13.5 million, or 39.3%, compared to the three months ended September 30, 2014. The increase was driven by an increase of $7.8 million in revenue from new customers as well as an increase of $5.7 million in revenue from existing customers in the 2015 period. The increase in revenue from existing customers resulted from both organic site growth and the launch of additional sites since the period ended September 30, 2014. We had 308 customers and 1,399 sites operating on our Demandware Commerce platform at September 30, 2015, an increase from 243 customers and 1,027 sites operating on our platform at September 30, 2014. Revenue realized from overage fees from both new and existing customers decreased from $7.7 million to $7.3 million, and represented 22.6% and 15.2% of subscription revenue, for the three months ended September 30, 2014 and 2015, respectively. The mix of base versus overage is often a function of where customers are in their contract cycle, which drove subscription revenue mix for the three months ended September 30, 2015.

Subscription revenue for the nine months ended September 30, 2015 increased by $38.5 million, or 39.8%, compared to the nine months ended September 30, 2014. The increase was driven by an increase of $23.4 million in revenue from new customers as well as an increase of $15.0 million in revenue from existing customers in the 2015 period. Revenue realized from overage fees from both new and existing customers increased from $21.8 million to $23.6 million, and represented 22.5% and 17.4% of subscription revenue, for the nine months ended September 30, 2014 and 2015, respectively. The mix of base versus overage is often a function of where customers are in their contract cycle, which drove subscription revenue mix for the nine months ended September 30, 2015.

Services and other revenue. Services and other revenue for the three months ended September 30, 2015 increased by $5.4 million, or 120.8%, compared to the three months ended September 30, 2014. The increase was primarily due to a $3.8 million increase in managed services, maintenance and related support revenue from our non-subscription customer base. Revenue recognized from both our subscription and non-subscription customer base related to ongoing professional services engagements increased $1.0 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was also due to a $0.3 million increase in sponsorship revenue from our marketing events.

Services and other revenue for the nine months ended September 30, 2015 increased by $15.2 million, or 133.6%, compared to the nine months ended September 30, 2014. The increase was primarily due to a $10.5 million increase in managed services, maintenance and related support revenue from our non-subscription customer base. Revenue recognized from both our subscription and non-subscription customer base related to ongoing professional services engagements increased $2.8 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Revenue from our marketing events, such as our annual North America and European customer conferences, increased by $1.3 million due to increased sponsorships and participant attendance, and due to the prior year’s European customer conference being held in the fourth quarter.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Cost of subscription revenue	$9,891	$6,907	$2,984	43.2%	$28,476	$18,607	$9,869	53.0%
Percentage of subscription revenue	20.7%	20.1%			21.1%	19.2%
Gross margin	79.3%	79.9%			78.9%	80.8%
Cost of services and other revenue	$7,005	$3,878	$3,127	80.6%	$19,750	$11,091	$8,659	78.1%
Percentage of services and other revenue	71.3%	87.1%			74.4%	97.6%
Gross margin	28.7%	12.9%			25.6%	2.4%

Cost of subscription revenue. Cost of subscription revenue for the three months ended September 30, 2015 increased by $3.0 million, or 43.2%, compared to the three months ended September 30, 2014. The increase was primarily attributable to increased headcount in our support and technical operations teams and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes and stock compensation, increased $0.8 million in the three months ended September 30, 2015. In addition, we incurred $0.6 million of increased network infrastructure and bandwidth expenses and $0.6 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity. We also incurred a $0.9 million increase in amortization expense from intangible assets related to acquisitions we completed in October 2014 and January 2015.

Cost of subscription revenue for the nine months ended September 30, 2015 increased by $9.9 million, or 53.0%, compared to the nine months ended September 30, 2014. The increase was primarily attributable to increased headcount in our support and technical operations teams and as a result, our personnel and related expenses, such as salaries, bonuses, payroll taxes and stock compensation, increased $3.2 million in the nine months ended September 30, 2015. Amortization expense increased by $2.6 million when compared to the nine months ended September 30, 2014 due to the increase in our intangible assets related to acquisitions. We also incurred $1.6 million of increased network infrastructure and bandwidth expenses and $2.3 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity.

Cost of services and other revenue. Cost of services and other revenue for the three months ended September 30, 2015 increased by $3.1 million, or 80.6%, compared to the three months ended September 30, 2014. The increase was primarily attributable to $2.4 million of increased personnel and related expenses resulting from our increased headcount since the 2014 period, which was primarily driven by the acquisition of Tomax in January 2015. We also incurred $0.6 million of increased facility and infrastructure costs as a direct result of the increase in headcount.

Cost of services and other revenue for the nine months ended September 30, 2015 increased by $8.7 million, or 78.1%, compared to the nine months ended September 30, 2014. The increase was primarily attributable to $7.1 million of increased personnel and related expenses resulting from our increased headcount since the 2014 period, which was primarily driven by the acquisition of Tomax in January 2015. We also incurred $1.4 million of increased facility and infrastructure costs as a direct result of the increase in headcount.

Operating Expenses

Sales and Marketing

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$23,724	$15,668	$8,056	51.4%	$74,059	$49,772	$24,287	48.8%
Percentage of total revenue	41.2%	40.5%			45.8%	46.1%

Sales and marketing expenses for the three months ended September 30, 2015 increased by $8.1 million, or 51.4%, compared to the three months ended September 30, 2014. The increase was attributable to our continued expansion in new and existing markets. We have continued to add employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $6.2 million of increased personnel and related expenses, of which $1.2 million was related to stock compensation expense and $0.7 million was related to contingent compensation expense related to acquisitions. Marketing program expenses increased $0.5 million in the period as we increased the level of spending to enhance our global brand. We also incurred $0.6 million of increased travel and entertainment expenses and $0.6 million of increased facility and infrastructure costs in the period as a direct result of the increase in headcount. We also incurred a $0.1 million increase in amortization expense from intangible assets related to acquisitions we completed in October 2014 and January 2015.

Sales and marketing expenses for the nine months ended September 30, 2015 increased by $24.3 million, or 48.8%, compared to the nine months ended September 30, 2014. The increase was attributable to our continued expansion in new and existing markets. We have continued to add employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $16.7 million of increased personnel and related expenses, of which $3.0 million was related to stock compensation expense and $2.1 million was related to contingent compensation expense related to acquisitions. Marketing program expenses increased $4.1 million in the 2015 period as we increased the level of spending to enhance our global brand. We also incurred $2.0 million of increased travel and entertainment expenses and $1.3 million of increased facility and infrastructure costs in the 2015 period as a direct result of the increase in headcount. We also incurred a $0.2 million increase in amortization expense from intangible assets related to acquisitions we completed in October 2014 and January 2015.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$17,125	$8,795	$8,330	94.7%	$47,312	$23,806	$23,506	98.7%
Percentage of total revenue	29.7%	22.7%			29.3%	22.0%

Research and development expenses for the three months ended September 30, 2015 increased by $8.3 million, or 94.7%, compared to the three months ended September 30, 2014. We increased our engineering headcount, which contributed to increased personnel and related expenses of $7.1 million, of which $1.9 million was related to stock compensation expense and $1.5 million was related to contingent compensation expense related to acquisitions. We also incurred $0.1 million of increased travel and entertainment expenses and $1.1 million of increased facility and infrastructure costs in the 2015 period as a direct result of the increase in headcount.

Research and development expenses for the nine months ended September 30, 2015 increased by $23.5 million, or 98.7%, compared to the nine months ended September 30, 2014. We increased our engineering headcount, which contributed to increased personnel and related expenses of $21.0 million, of which $3.5 million was related to stock compensation expense and $4.4 million was related to contingent compensation expense related to acquisitions. We also incurred $0.4 million of increased travel and entertainment expenses and $2.1 million of increased facility and infrastructure costs in the 2015 period as a direct result of the increase in headcount.

General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
General and administrative	$11,568	$8,630	$2,938	34.0%	$35,163	$26,386	$8,777	33.3%
Percentage of total revenue	20.1%	22.3%			21.7%	24.4%

General and administrative expenses for the three months ended September 30, 2015 increased by $2.9 million, or 34.0%, compared to the three months ended September 30, 2014. The increase was primarily attributable to $1.8 million of increased employee-related costs, $0.6 million of increased facility and infrastructure costs as a result of our growth and $0.7 million of increased bad debt expense as a result of customer bankruptcies.

General and administrative expenses for the nine months ended September 30, 2015 increased by $8.8 million, or 33.3%, compared to the nine months ended September 30, 2014. The increase was primarily attributable to $4.8 million of increased employee-related costs, $2.1 million of increased facility and infrastructure costs, $0.5 million of increased travel and entertainment expenses as a result of our growth and $1.1 million of increased bad debt expense as a result of customer bankruptcies.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Other income (expense), net	$77	$(1,003)	$1,080	(107.7)%	$547	$(934)	$1,481	(158.6)%
Percentage of total revenue	0.1%	(2.6)%			0.3%	(0.9)%

Other income for the three months ended September 30, 2015 increased $1.1 million from other expense of $1.0 million for the three months ended September 30, 2014. The increase was primarily attributable to a $0.1 million increase in foreign exchange gains generated from our short-term foreign currency forward contracts and a $0.9 million decrease in foreign exchange losses related to the fluctuations in the British Pounds Sterling and Euro in relation to the U.S. dollar during the 2015 period as compared to the 2014 period.

Other income for the nine months ended September 30, 2015 increased by $1.5 million from other expense of $0.9 million for the nine months ended September 30, 2014. The increase was primarily attributable to a $0.7 million increase in foreign exchange gains generated from our short-term foreign currency forward contracts and a $0.5 million decrease in foreign exchange losses related to the fluctuations in the British Pounds Sterling and Euro in relation to the U.S. dollar during the 2015 period as compared to the 2014 period.

Income Tax Provision (Benefit)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Income tax provision (benefit)	$383	$199	$184	92.5%	$(5,073)	$691	$(5,764)	(834.2)%

The effective income tax rate for the three months ended September 30, 2015 was 3.3% compared to 3.2% for the three months ended September 30, 2014. The effective tax rate resulted from local income taxes from our foreign subsidiaries. The effective income tax rate for the nine months ended September 30, 2015 was (11.9)% compared to 3.1% for the nine months ended September 30, 2014. The effective tax rate for the 2015 period was primarily driven by the release of $6.1 million of valuation allowance resulting from the recognition of the deferred tax liabilities in the Tomax acquisition, which provided evidence to support the recoverability of the deferred tax asset. The effective tax rate is partially offset by income from our foreign subsidiaries, which are subject to local income taxes. Such earnings are planned to be reinvested indefinitely outside the United States and therefore, no domestic tax liabilities have been recorded.

Liquidity and Capital Resources

At September 30, 2015, our principal source of liquidity consisted of cash, cash equivalents and short-term investments of $183.4 million. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate bonds, certificates of deposit, municipal securities and U.S. government agency bonds.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$128	$(894)
Net cash used in investing activities	(59,727)	(83,005)
Net cash provided by financing activities	6,523	2,190
Effect of exchange rates on cash and cash equivalents	(528)	(467)
Decrease in cash and cash equivalents	(53,604)	(82,176)

Net cash provided by (used in) operating activities

Cash provided by (used in) operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our software and services and the amount and timing of customer payments. Cash provided by (used in) operating activities has historically resulted from net losses driven by sales of subscriptions to our cloud software and services and adjusted for non-cash expense items such as depreciation and amortization of property and equipment, stock-based compensation, bad debt expense and deferred income taxes. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of, our invoicing of, and our receipt of payments from, our customers. We have generally experienced increased invoicing in the fourth quarter of each year primarily due to billings associated with revenue realized from subscription overage fees. As a result, we have also experienced increased levels of customer payments during the first quarter of each year, related to the customer receipts from fourth quarter invoices. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash provided by operating activities of $0.1 million during the nine months ended September 30, 2015 was a result of increased revenue due to the growth of our business, offset by continued investments in headcount, costs associated with public company reporting and corporate governance requirements and other expenses incurred to grow our business. During the nine months ended September 30, 2015, $32.7 million, or 87.4%, of our net loss of $37.4 million consisted of non-cash items, including $27.0 million in stock-based compensation, $8.9 million of depreciation and amortization, $1.4 million of bad debt expense, $0.6 million of compensation expense related to stock awards issued to non-employees and $0.3 million amortization of premium on marketable securities, partially offset by $5.9 million of deferred income taxes.

Cash provided by operating activities during the nine months ended September 30, 2015 also included a $6.3 million increase in other liabilities due to the accrual of contingent compensation payable to the selling shareholders of the CQuotient, Inc. and Tomax acquisitions. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $1.2 million increase in prepaid assets, primarily due to our prepayments for hosting and other support services made during the nine months ended September 30, 2015 and a $0.6 million increase in lease deposits primarily due to the new office lease in New York that we entered into.

Cash used in operating activities of $0.9 million during the nine months ended September 30, 2014 was primarily due to our net loss of $23.2 million, adjusted for $25.5 million in non-cash expenses that included $4.5 million of depreciation and amortization, $19.4 million in stock-based compensation, $0.4 million of bad debt expense, and $0.6 million of amortization of premium on marketable securities. Working capital uses of cash included a $4.9 million increase in prepaid expenses and other current assets and a $1.8 million increase in other long-term assets, which is mainly due to the remaining deposit of $4.6 million in an escrow account to fund payments to key employees from Mainstreet Commerce, LC, or Mainstreet, for post-combination employment services related to the acquisition of Mainstreet. Working capital uses of cash also included a $0.3 million decrease in accrued expenses and a $0.9 million decrease in accounts payable. This use of cash was partially offset by a $1.6 million decrease in accounts receivable as we collected receivables recognized and invoiced in our fourth quarter of 2013 from overage fees, and a $3.2 million increase in deferred revenue due to more customers on our platform in the nine months of 2014 compared to the prior year period.

Net cash used in investing activities

Our primary investing activities have consisted of purchases, offset by maturities of investments, as well as purchases of computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce, as well as funding acquisitions. As our business grows, we expect our capital expenditures to continue to increase.

For the nine months ended September 30, 2015, cash used in investing activities was $59.7 million, comprised of $89.7 million for purchases of marketable securities and $15.7 million for purchases of property and equipment. Additionally, cash used in investing activities increased due to a $54.7 million cash payment, net of cash acquired, for the acquisition of Tomax. These cash outflows were partially offset by the sales and maturity of $100.4 million of marketable securities during the nine months ended September 30, 2015.

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

Net cash provided by financing activities

For the nine months ended September 30, 2015, cash provided by financing activities of $6.5 million consisted of $5.7 million in proceeds from the exercise of stock options and $0.8 million in proceeds from shares purchased under our employee stock purchase plan.

For the nine months ended September 30, 2014, cash provided by financing activities of $2.2 million consisted of $5.7 million in proceeds from the exercise of stock options and $0.6 million in proceeds from shares purchased under our employee stock purchase plan, partially offset by $4.1 million in payments in connection with our equipment debt and software financing obligations.

Contractual Obligations

There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015, except for the following: (i) as a part of the Tomax acquisition, we acquired an operating lease for approximately 64,000 square feet of office space in Salt Lake City, Utah, and our total payment obligation under this lease is $8.4 million through August 2022; (ii) in September 2015, we entered into a lease agreement for approximately 7,400 square feet of office space in New York, and our total payment obligation under this lease is $2.4 million through November 2020; and (iii) we entered into additional contractual commitments for hosting and other support services with total payment obligations of $7.8 million, which are due through August 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of certain large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash. We have invested $97.2 million in money market funds and certificates of deposit with an average maturity of 32 days, classified as cash equivalents, and have invested $78.1 million in municipal securities, corporate bonds, certificates of deposit and U.S. government agency bonds with original maturities ranging between four and 12 months as of September 30, 2015.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents and short-term investments consist primarily of money market funds, corporate bonds, certificates of deposit, municipal securities and U.S. government agency bonds. At September 30, 2015, we had cash, cash equivalents and short-term investments of $183.4 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our revenue has been denominated in U.S. dollars, Euros, British Pounds Sterling, Chinese Yuan Renminbi, Canadian dollars, Australian dollars and New Zealand dollars. An immediate 10% adverse change in foreign exchange rates on our foreign currency-denominated accounts receivable at September 30, 2015 would have a $1.5 million adverse impact on our total accounts receivable balance at September 30, 2015. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, Germany, the United Kingdom and France. More than one quarter of our employees are employed outside of the United States. Increases and decreases in the U.S. dollar equivalent value of our foreign currency denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in the U.S. dollar equivalent value of our foreign currency-denominated operating expenses.

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

Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2015, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in our internal control over financial reporting discussed in detail in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, our disclosure controls and procedures were not effective as of September 30, 2015 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

We have had a history of losses since our inception. We experienced net losses of $12.0 million and $37.4 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2015, our accumulated deficit was $149.7 million and total stockholders’ equity was $276.2 million. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solutions and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three and nine months ended September 30, 2015, our ten largest customers by revenue accounted for an aggregate of approximately 20.0% and 19.1% of our revenue, respectively. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our digital commerce solutions to a limited number of prospective customers. Any revenue growth will depend on our success in growing our customers’ revenue processed on our Demandware Commerce Cloud, increasing sales and usage of our other solutions and expanding our customer base to include additional customers.

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

Our success depends upon the general public’s continued willingness to use the internet, whether through a computer, smart phone, tablet or other internet-enabled device, as a means to purchase goods, communicate, and conduct and research commercial transactions. If consumers become unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to users’ computers, smart phones, tablets or other internet enabled-devices, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be materially adversely affected.

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

Our cash equivalent and short-term investment portfolio as of September 30, 2015 consisted primarily of money market funds, corporate bonds, certificates of deposit, municipal securities and U.S. government agency bonds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2015, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•	establish a classified board of directors with staggered three-year terms so that not all members of our board are elected at one time;
•	provide that directors may be removed by stockholders only for cause;
•	limit the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•	require advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•	authorize blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and
•	limit the liability of, and provide indemnification to, our directors and officers.

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

DEMANDWARE, INC.

Date: November 2, 2015	By:	/s/ Timothy M. Adams
Timothy M. Adams
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Letter Agreement between the Registrant and Rohit Goyal related to Mr. Goyal’s services to the Registrant

10.2*	Letter Agreement between the Registrant and Kathleen B. Patton related to Ms. Patton’s services to the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Management contracts or compensatory plans or arrangements
**

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.