Form 10-K
period 2015-12-31
Demandware Inc
filed 2016-02-26
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant was approximately $2.4 billion (based on the last reported sale price of the Registrant’s common stock at the close of business on June 30, 2015). For purposes of the immediately preceding sentence, the term “affiliate” consists of each director and executive officer of the Registrant.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2016 was 37,712,923 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its annual meeting of stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

DEMANDWARE, INC.

2015 FORM 10-K ANNUAL REPORT

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

Overview

We are a leading provider of enterprise-class cloud commerce solutions for retailers and branded manufacturers, including solutions for digital commerce and point of sale, as well as order management and predictive intelligence capabilities. Our Demandware Commerce offering is a combination of our cloud platform, community and related services that enables customers to establish and execute complex digital commerce strategies. Demandware Commerce facilitates global expansion, omni-channel processes, multi-brand and multi-site rollouts, predictive merchandising and in-store operations.

The foundation of our offering is our technology platform, the Demandware Commerce Cloud. The Demandware Commerce Cloud consists of two primary solutions: Demandware Digital and Demandware Store. With multiple seamless upgrades to our cloud platform per year, our customers run the latest version and have access to a steady stream of new and innovative commerce functionality as soon as it becomes available. Through our highly scalable, secure and open platform, our customers create seamless brand experiences to reach their consumers across all digital touch points globally, including ecommerce sites, mobile applications, social media channels and in the store. We provide customers with easy-to-use applications to manage and personalize the consumer experience. By simplifying access to the most current commerce functionality, by offering open commerce application program interfaces, or APIs, and by providing increased visibility into operations, we provide our customers with increased control over their commerce operations.

Our Demandware Digital solution increases processing capacity of our customers’ digital commerce sites to meet surges in demand, minimize page load times and maximize uptime. Demandware Digital also offers the high reliability and security required by customers to implement their digital commerce strategies, and we have achieved 99.99% average platform availability (excluding planned downtime) since 2005. With Demandware Digital, customers can more easily launch, manage and integrate multiple digital commerce sites across geographies, channels and brands, initiate marketing campaigns more quickly, manage product merchandising and view customer and product information, as well as create highly customized consumer experiences, all of which can contribute to increased revenue. In addition, distributed order management capabilities enable retailers to provide “buy anywhere, fulfill anywhere, service anywhere” experiences, and predictive intelligence capabilities help customers personalize the shopping experience and accelerate revenue growth. As a result, our customers on average have grown their ecommerce revenue faster than industry benchmarks calculated by comScore and eMarketer.

Our Demandware Store solution, a new solution currently available to several charter customers in North America, is a customizable point of sale and store operations solution delivered through the cloud.  Demandware Store offers core point of sale, mobile point of sale, store operations and endless aisle capabilities that enable our customers to modernize their point of sale and store operations, decrease the complexity of managing store operations and unify the in-store experience with digital commerce.  Our enterprise-class cloud-based point of sale and in-store management solution will enable continuous delivery of innovative features and enhancements without disrupting operations.  Delivery of continuous innovation is a major improvement over traditional point of sale and in-store management solutions that retailers typically only upgrade every five to seven years. Demandware Store will provide in-store resiliency to enable transactions to be processed and records maintained in the event of a store network outage.  Demandware Store will deliver a heightened brand experience to consumers through omni-channel use cases.

Through our Demandware Commerce Cloud platform, both store operations and digital commerce will share strategic capabilities such as merchandising and promotions management, as well as a shared view of customers, products, prices, orders and other critical data. With our Demandware Commerce Cloud, our customers will be able to merge in-store operations with digital commerce to deliver a unified consumer experience.

By using our solutions, our customers avoid the need for a large upfront investment in on-premise infrastructure and customized software that is difficult and expensive to implement, upgrade and maintain. They also avoid the limitations of generic solutions that typically do not offer the flexibility, functionality and openness required for retailers and branded manufacturers to create, manage and control their own customized brand presence and interactions with customers across channels. Through our cloud, multi-tenant delivery model, we combine the functionality, flexibility and customization capabilities of in-house solutions with the lower costs, speed of implementation, ease of upgrades and other operational benefits of a hosted platform.

A component of our offering is our ecosystem of trusted partners, Demandware LINK, that complements and optimizes the Demandware Commerce Cloud. Demandware LINK is comprised of technology, solution and end-to end partners. LINK Technology Partners provide customers with access to innovative technologies that complement the Demandware Commerce Cloud through pre-built integrations which lowers the cost, complexity and time to deploy the technology when compared to custom built integrations. LINK Solution Partners specialize in strategy, design and implementation services for complex digital commerce operations. LINK End-to-End Partners combine the power of our solution with a host of complementary business capabilities to provide a comprehensive solution for digital commerce. Our Demandware Digital customers include multinational corporations, large retailers and branded manufacturers, such as 1-800 CONTACTS, adidas, Barneys New York, Bestseller, Carter’s, Deckers, Guthy-Renker, House of Fraser, Kate Spade, L’Oreal, mothercare, Motorola Mobility, s.Oliver and Tory Burch, and we have several charter customers for Demandware Store in North America and are preparing Demandware Store to become generally available to customers in other geographic regions. We sell Demandware Digitial domestically and internationally through both direct and indirect channels. We have direct sales teams throughout North America, Europe and Asia and reseller relationships with our LINK partners in various geographic regions. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information on our revenue recognition and operations in different geographic regions.

The following chart shows the aggregate number of digital customers using the Demandware Commerce Cloud and the aggregate number of their sites operating on our platform from March 31, 2011 to December 31, 2015.

We generated revenue of $106.6 million, $160.6 million and $237.3 million in 2013, 2014 and 2015, respectively. We had net losses of $18.0 million, $27.1 million and $37.0 million in 2013, 2014 and 2015, respectively.

Industry Overview

Key Drivers of Growth for the Retail Industry

We believe our total addressable market is at the center of three large and growing sectors: retail, digital commerce and cloud computing. According to eMarketer and IDC, in 2014 the size of the global retail market was approximately $22 trillion, the global ecommerce software market was approximately $10 billion and the global cloud market was approximately $50 billion. The growth of the ecommerce market is in double digits according to eMarketer, which is being driven by several factors, including widespread broadband internet connectivity, proliferation of mobile devices such as smart phones and tablets, growing consumer preference for online shopping, the emergence of shopping channels such as social networks, messaging platforms and mobile applications and the convergence of the digital and brick and mortar retail channels. Other major contributors to growth are the increase in branded manufacturers seeking to market their brands directly to consumers through their own digital commerce sites and the growth in number of retail locations, driven in part by growing competition from online marketplaces.

Digital and physical channels are converging. Consumers are demanding a more relevant, personalized shopping experience while retailers are striving to provide consumers with experiences that appropriately reflect their identities across channels. In addition, retailers are increasingly looking to improve efficiency, reduce complexity, replace outdated, expensive legacy hardware and software, and lower costs by automating processes, optimizing inventory and centralizing all key product and consumer information to provide flexible, personalized consumer experiences. The combination of an increasingly connected consumer and the flexibility and intelligence of the digital channel is driving demand for omni-channel experiences that optimize the retail experience regardless of location, channel or device.

Increasing Complexity of Commerce

While the digital commerce market is expanding, it is also becoming more complex, particularly for global multi-channel retailers and branded manufacturers trying to reach consumers with consistent brand experiences across multiple channels, geographies and digital touch points, including brick and mortar stores. Several trends are driving this increased complexity:

•

Convergence of Physical Store and Digital Commerce. The digital and physical retail channels are converging and retailers are increasingly looking for a unified commerce platform to manage all consumer engagement. Businesses are extending the power of digital commerce into the physical store to leverage comprehensive customer, product and inventory data to provide consumers with a higher level of service when shopping, regardless of channel. Retailers increasingly require omni-channel capabilities that leverage information about the consumer from various channels to create a more personalized shopping experience, which can lead to increased customer loyalty and revenue. In addition, retailers are looking to optimize inventory and reduce operational complexity by centralizing all key product and consumer information. Companies are investing in technologies and solutions that will simplify the management and execution of complex commerce strategies across channels and in stores.

•

Rapid Pace of Innovation. Technology to facilitate digital and retail commerce is rapidly evolving. For example, new internet-enabled devices are continually developed, updated and made available to consumers at low cost. As the switching costs for consumers adopting the newest technologies remain low, new shopping models evolve and shopping channels converge, the pressure for companies to keep up with the pace of innovation increases. Retailers must continually invest in and implement new innovative technologies quickly and cost-effectively to be able to reach consumers through new devices or channels, or risk losing them.

•

Need to Maintain Scale and Global Presence. Companies that are unable to maintain the quality and functionality of their store operations and digital commerce sites as they grow risk losing both existing and prospective consumers. Significant infrastructure can be required to provide a reliable digital presence that can be quickly and easily scaled to meet growing worldwide consumer demands. Existing in-store technology is often costly, out-of-date and unable to meet the demands of dynamic and engaged consumers.

•

Increasing Consumer Demand for Compelling Content, Personalization and Commerce. As the speed, functionality and sophistication of commerce applications continue to improve, consumers increasingly expect a rich, interactive and personalized digital commerce and in-store experience, with features such as active merchandising, predictive merchandising, social commerce and dynamic product imaging. In order for businesses to remain competitive, they must be able to dynamically update and personalize their product offerings to stay current with emerging consumer trends and rising consumer expectations.

•

Proliferation of Retail Channels. Consumers increasingly expect a consistent, high-quality and relevant experience across all retail channels. Digital commerce has expanded beyond traditional web storefronts viewed on a personal computer or laptop due to the rapid proliferation of internet-enabled mobile devices, including smart phones, tablets and in-store mobile devices, allowing consumers to access information and instantly shop anywhere. This has led to an increasing number of digital retail channels including social platforms, messaging platforms, marketplaces, mobile applications and more.

•

Growing Use of Technology in Stores. Retailers desire to bridge digital and in-store technologies. Digital innovations in the store such as magic mirrors, touchscreen kiosks, mobile and tablet clienteling, endless aisle applications and a connected point of sale enable an improved consumer experience.

•

Integration of Systems and Business Processes. Businesses have dramatically recast their online presence and retail stores from static retail stores or digital commerce sites focused mainly on presentation of basic product information or simple purchasing to dynamic, interactive hubs for consumer marketing, transactions, communications and services. Businesses require robust, scalable and open commerce solutions that can integrate with other enterprise solutions, such as enterprise resource planning, point of sale, customer relationship management, order management, call centers, supply chain management and business intelligence systems.

Limitations of Traditional Commerce Solutions

With the exception of our cloud solution, the typical solution for the creation and management of a digital commerce business is an on-premise custom platform using enterprise software, which is built, customized and maintained by the merchant itself. While traditional on-premise enterprise software solutions may offer the benefits of in-house control and differentiation through custom development, they typically have the following disadvantages:

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

Many stores today operate on a diverse set of systems designed, implemented and managed to solve individual problems, with complex integrations and many points of failure. These systems limit retailers’ ability to innovate the in-store consumer experience, including seamless transitions between the store and digital commerce. Since typical store solutions are delivered via on-premise software embedded in costly hardware for each location, they are difficult to deploy, costly to maintain and nearly impossible to upgrade without replacing systems.

Opportunity for Cloud Commerce Solutions

A cloud delivery model combines the lower costs and speed of implementation with the functionality, flexibility and customization capabilities of on-premise enterprise software solutions. As a result, the adoption of cloud solutions across industries including salesforce management, enterprise resource planning, human resource management, and marketing solutions has grown significantly and outpaced the growth of traditional on-premise enterprise software product delivery.

Consumers today expect a unified experience: consistent and relevant interactions wherever, whenever and however they shop. To make this happen, retailers need a set of capabilities that power unified commerce experiences across all channels, bringing digital commerce, order management, point of sale and predictive intelligence into a shared commerce experience. We believe there is a significant opportunity for a company that offers comprehensive cloud solutions designed to address the increasingly complex requirements of retailers and brands.

Our Solution

Demandware Commerce combines a multi-tenant enterprise-class cloud platform, digital commerce and retail capabilities with supporting services and access to a broad community of customers and partners. The Demandware Digital solution enables our customers to more easily launch, manage and integrate multiple digital commerce sites across brands, geographies and channels, initiate marketing campaigns more quickly, manage product merchandising, view product, customer and product information, and create highly customized consumer experiences, all of which can lead to increased revenue. The Demandware Store solution offers core point of sale, mobile point of sale, store operations and endless aisle capabilities that enable our customers to modernize their point of sale and store operations, deploy rapidly in new stores, easily roll-out new functionality, decrease the complexity of managing store operations and unify the in-store experience with digital commerce.

We believe  Demandware Commerce Cloud provides the following benefits to our customers:

•

Continuous Innovation. Consumers increasingly expect greater functionality and relevance from their shopping experience across channels. We provide a steady stream of new and innovative functionality through multiple product upgrades each year, which provides our customers with access to the latest capabilities and innovation for their business. These upgrades are implemented through automatic releases with minimal or no effort required by our customers so they can avoid the time and expense associated with repeatedly upgrading to new versions with traditional providers. When we enhance our enterprise-class platform, our community benefits from our latest innovations by being on the same release cycle. In addition to our internal product development, we work collaboratively with our customers on an ongoing basis to enhance and improve our solutions based on their input.

•

Consumer Experience. Our solutions are extending the power of digital commerce into the physical store to leverage comprehensive customer, product and inventory data to provide consumers with a higher level of service when shopping across channels. By leveraging information about the consumer from various channels to create a more personalized shopping experience, our solutions can lead to increased customer loyalty and revenue. Through the platform, both store operations and digital commerce share strategic capabilities such as merchandising and promotions management, as well as a shared view of customers, products, prices, orders and other critical data elements.  With the Demandware Commerce Cloud, retailers are able to create unified, omni-channel experiences to engage consumers and drive success.

•

Community Ecosystem. The foundation of Demandware Commerce is our multi-tenant cloud platform, which allows our customers to benefit from a highly collaborative community that shares experiences, best practices and insights. The Demandware LINK ecosystem, our collaborative community and regular interactions among partners, developers, and employees provides customers with access to the latest trends, knowledge, technology and services to help them execute modern and sophisticated commerce strategies. The common cloud platform that our community shares enables customers to leverage insights and benchmarks to drive business decisions and improve operations.

•

Enterprise Customization. Demandware Commerce allows our customers to quickly and easily customize and deliver highly flexible commerce applications across channels and geographies. This gives our customers the flexibility and control of a custom development environment with the convenience, scalability and security of on-demand, multi-tenant delivery. Our open development environment allows our customers’ developers to easily create and quickly change highly branded consumer shopping experiences across channels and geographies while leveraging our multi-tenant cloud platform. As a result, developers and IT professionals can focus their efforts and resources on innovation rather than infrastructure.

•

Lower Total Cost. With our cloud platform, retailers and branded manufactures benefit from a lower total cost of ownership compared to traditional on-premise solutions. With on-premise solutions, retailers and branded manufacturers incur costs and require investments for software licenses, annual maintenance and upgrades, hardware, hosting, redundancy and security. We provide customers with. a cloud platform that combines the lower costs and speed of implementation with the functionality, flexibility and customization capabilities of on-premise enterprise software solutions.

•

Security and Availability. We provide robust security and high availability to power consumer experiences, back office integrations and high volume transaction processing that is resilient to failures and service interruptions. Our investment in our cloud platform, including our global capacity management and network operations center, provides our customers with a foundation that they can leverage to provide reliable service to their consumers.

•

Predictive Intelligence. Our predictive merchandising capabilities apply machine learning and predictive analytics across our platform data to enable our customers to create highly personalized shopping experiences for consumers.

Our Strategy

Our strategy is to extend our position as a leading provider of cloud commerce solutions by providing retailers and branded manufacturers with a unified platform to orchestrate all transactions and manage the consumer experience and engagement across all channels and digital touch points globally. Since our inception, we have expanded our offerings and customer base through organic growth and more recently by acquiring incremental functionality, such as order management, predictive intelligence and point of sale. Key elements of our strategy include:

Retaining and Expanding Business with Existing Customers

As our solutions become increasingly integral to the success of our customers’ commerce operations, we expect to maintain our strong retention rates by providing our customers with high levels of service and support as well as new solutions and enhanced functionality. We have structured our digital commerce contracts to align our interests with those of our customers by generally participating in a share of our customers’ gross revenue processed on our platform. We believe we have the following opportunities to grow our business with our customers:

•

Increasing Customers’ Gross Revenue. Because we generally share in the gross revenue processed by ecommerce customers on our platform, we also share an interest in optimizing the effectiveness, engagement and performance of our customers’ digital commerce sites. Early in the site implementation process, customer success managers engage with our customers to enable them to meet their goals. Once our customers’ sites are operating on our platform,  customer success managers work hand-in-hand with our customers’ digital commerce teams to help grow their revenue by taking full advantage of Demandware Commerce. In addition, our predictive intelligence functionality and data science expertise can be leveraged to help customers personalize the shopping experience and accelerate revenue growth for the customer.

•

Increasing the Number of Customers’ Digital Commerce Sites and Geographies. We intend to expand the adoption of Demandware Commerce within our existing customers’ operations. After initial deployments, many of our customers seek to expand their digital commerce presence by launching additional revenue-generating sites for different geographies, brands and channels on our cloud platform. Demandware Digital allows our customers to launch sites for multiple brands, for many digital touchpoints and in multiple geographies cost effectively and with minimal involvement from their internal IT staff.

•

Extending the Platform across Channels and into New Offerings. The digital and physical channels are converging and digital commerce is beginning to act as a central hub for our customers’ broader commerce strategies, including order management and in-store technologies. We have extended and will continue to extend the Demandware Commerce Cloud to support the growing number of channels to reach more consumers, including through smart phones, tablets, social networks, in-store solutions and through point of sale. We have several charter customers for Demandware Store in North America and are preparing the solution to become generally available to customers in other geographic regions over the next few years. A significant part of our strategy includes keeping up-to-date on and identifying emerging trends in how consumers shop and providing the functionality in our solution to enable our customers to reach, engage and serve the consumers.

Growing Our Customer Base

A significant component of our strategy is winning new customers. We believe that managing a successful commerce operation across channels is more demanding and complex than ever and companies will increasingly migrate to cloud solutions like ours. We believe the continued growth of digital commerce as a strategic and differentiated sales channel, as well as the convergence of the digital and physical channels, provides us with a significant opportunity to acquire new customers by:

•

Investing in Direct Sales. A significant portion of our market includes companies that are currently using on-premise or outsourced platforms for digital and retail commerce that were not designed for advanced merchandising, marketing and customer experience innovation and that do not offer the benefits of a cloud solution. There are also companies that have an online presence but do not facilitate digital commerce transactions or omni-channel experiences. As a result, we plan to grow our direct sales team to win more of these customers in the United States and internationally.

•

Targeting Large Enterprise Accounts. We are targeting strategic large enterprise accounts processing more than $100 million in gross merchandise value per year through the digital channel. We have developed an offering that combines the scalability, enhanced services, technology and functionality that meet the needs of large-scale omni-channel retailers. Our model and the implementation of our platform for large enterprise accounts dramatically reduce the time and risk associated with large scale commerce platform deployments.

•

Enhancing Brand Awareness. We are investing in marketing and building brand awareness of our cloud solutions and capabilities internationally with both traditional retailers and large enterprise accounts.

•

Significantly Growing our European and Asia Pacific Operations. We believe a substantial opportunity exists to continue to grow sales of our solutions internationally, particularly in Europe and Asia. We plan to continue to extend and enhance the Demandware Commerce Cloud to optimize the content and application delivery in international markets. We intend to continue to grow our European and Asian operations by further investing in direct sales, strategic alliances, services and support in those regions, including our Japan operations.

Develop Next Generation Technology that Provides Unified Commerce Experiences

The digital and physical retail channels are converging and retailers are increasingly looking for a unified commerce platform to manage all consumer interactions across these channels. A unified commerce platform consolidates and manages key data elements, business rules, and functionality that traditionally were housed in the build and run model in multiple disparate consumer facing and back office systems. A unified commerce platform also simplifies technology operations, enables seamless consumer engagement and provides retailers with high levels of control and information about the retail enterprise and the consumer, which leads to increased margin and revenue. We intend to invest in three primary areas to enable us to deliver on a unified commerce platform strategy:

•

Operations. Extend omni-channel capabilities across all consumer touch points. We are investing in enhancing our order management and orchestration functionality. In addition, we are focusing our efforts on consolidating data, business rules and functionality—for product, price, inventory, order, and customer across channels including online and in store.

•

Intelligence. Leverage data across the platform to operationalize and benchmark insights. We invest in building technology applications that provide our customers with predictive and actionable business intelligence through sophisticated machine learning and advanced data science and functionality to personalize consumer experiences with information gathered from various digital touchpoints.

•

Experience. Orchestrate dynamic content, products, pricing, and promotions to personalize interactions across all channels. We will continue to invest in digital engagement and merchandising capabilities that empower brands and retailers to efficiently deliver a consistent brand experience both in store and online.

Continuing to Innovate, Add New Functionality and Speed the Time to Implement Our Solution

We have developed a deep understanding of the commerce challenges faced by our customers. We continually collaborate with our customers to build extensive product functionality that addresses the rapidly changing commerce environment, including technology requirements, shifts in consumer preferences, changes in social networks, the introduction of new channels as well as the convergence of in-store and online shopping. We plan to use our expertise in commerce to develop new applications, features and functionality that will enhance our solutions and expand our addressable market. We also plan to add incremental functionality to our solutions opportunistically through acquisitions, as we did with order management, predictive intelligence and point of sale.

Expanding and Strengthening Our Partner Ecosystem

We intend to continue to grow our partner ecosystem, Demandware LINK, to speed our customers’ implementations, develop additional sales opportunities, extend our platform with innovative technologies and provide customers with access to comprehensive services. LINK Technology partners provide customers with access to technologies that complement the Demandware Commerce Cloud through pre-built integrations, which lower the cost, complexity and time to deploy the technology. LINK Solution partners such as Accenture, Amblique, Be Excellent, BORN, Fluid, Itelios, Lyons Group, MediaHive, MobizCorp, OSF Global Services, PFSweb and SapientNitro provide customers with high quality implementations and ongoing solution support as well as ongoing strategy, design and marketing services. We also have strategic relationships with LINK End-to-End Partners such as arvato and PFSweb that provide full-service end-to-end digital commerce solutions by combining the Demandware Commerce Cloud with a host of complementary services, such as logistics and warehousing.

Products and Services

The following diagram illustrates the key components of our Demandware Commerce offering:

Through our offering, Demandware Commerce, we offer a comprehensive cloud commerce platform, the Demandware Commerce Cloud, related services and participation in a community that extends the value of the platform, along with a business model designed for sustained customer revenue growth. We deliver our solutions on-demand to our customers who can access and manage their commerce businesses over the internet using a standard web browser and through mobile applications. The foundation of our offering is our technology platform, the Demandware Commerce Cloud. Our customers leverage the Demandware Commerce Cloud to create compelling ecommerce and in-store consumer interactions; to deliver omni-channel experiences and to leverage machine learning technology to turn data into actionable and predictable intelligence.

Demandware Commerce Cloud

Our customers’ consumers interact with the Demandware Commerce Cloud through various channels, such as web, mobile devices, social media, stores and other emerging channels. It is through these channels that retailers create consistent brand experiences for the consumer.

•

Core Services. Retailers create these experiences by leveraging the platform’s core services through role-based user interfaces and custom development that connects to and leverages the platform’s core services through APIs. The core services provide key capabilities such as transaction management, content management, merchandising, marketing, order management and analytics, all of which can be leveraged across channels creating a unified commerce experience. The core services use a shared view of key data elements, such as customer, order, product, inventory and promotions, and interactions.  By capturing this from across the community of users, we are able to aggregate the data, anonymize it and use it for benchmarking and analysis.

•

Scalable. The Demandware Commerce Cloud is built on a strong foundation. The multi-tenant framework of our platform means we can manage it efficiently and enable our customers to be up and running in a secure, reliable environment. The Demandware Commerce Cloud also allows us to quickly and seamlessly increase the processing capacity of the environment in which our customers’ digital commerce sites operate to meet surges in demand. We provide high uptime, robust security and disaster recovery.  In addition to maximizing scalability, reliability and security for our customers, we also seamlessly deploy new features and enhancements multiple times a year. Each global release includes innovations that are available to every customer with limited disruption to the commerce environment.

•

Security and Availability. We provide robust security and high availability to power consumer experiences, back office integrations and high volume transaction processing that is resilient to failures and service interruptions. Our investment in our cloud platform, including our global capacity management and network operations center, provides our customers with a foundation that they can leverage to provide reliable service to their consumers.

Demandware Digital

Through Demandware Digital, our customers can manage consumer interactions across all digital touch points globally, enabling a seamless and consistent brand experience on any channel. Our solution is built to support digital commerce best practices and can be customized to individual needs, with full access to a sophisticated omni-channel marketing and merchandising engine and open development environment. By leveraging the power of Demandware Digital, customers can create omni-channel consumer experiences that include:

•

Online Store. With Demandware Digital, a customer can build a new online store from scratch or leverage our pre-built storefront, called SiteGenesis, to accelerate time to market. The SiteGenesis storefront provides merchandisers with best practice examples for managing promotions, dynamic search tools, synonym dictionaries and price books. It also includes a multi-site blueprint for technical architects.

•

In-store. The endless aisle capabilities within  Demandware Digital extend the digital experience into the physical store and enable customers to capture sales that may otherwise have been lost. Customers can also create other in-store experiences, such as kiosks, magic mirrors, or touch-screens that provide consumers with compelling, personalized experiences and that connect to and leverage the data and capabilities in Demandware Digital.

•

Mobile. Customers use Demandware Digital for both mobile optimized websites and native mobile applications. Customers can build compelling shopping experiences for consumers on all mobile devices including smartphones and tablets. Demandware Digital provides a unified development environment for mobile sites and digital commerce sites for ease of customization and site management. Demandware Digital includes responsive web design, which allows for dynamic formatting of consumer experiences for various devices, including desktop computers, tablets and smartphones. Demandware Digital enables mobile experiences in all major browsers and with popular smartphones, such as the iPhone, Galaxy and other Android-based devices, and tablets including iPad, Galaxy, Surface and Chrome-based tablets.

•

Call Center. Our customers’ call center agents can use Demandware Digital to quickly access order, consumer and product information through a web-based interface, enabling a more efficient and engaging experience for the consumer. Agents are able to easily search for products using advanced search techniques and guided navigation. In addition to providing improved customer service, agents can use this solution to gain a view into a consumer’s entire order history and recommend products using rules established by the Demandware Digital merchandising tools.

•

Order Management. Our order management capability enables users to access order information and processes throughout the order’s lifecycle including placement, modification, payment, returns and reporting. Order management simplifies order orchestration between online and in-store shopping processes; optimizes store and web inventory; and alleviates out-of-stock issues with a single, enterprise-wide view of inventory including real-time inventory counts, that tracks products on order or in transit.

•

Predictive Intelligence. Our predictive email capabilities apply leading-edge data science to the full shopper journey, leveraging online and offline customer and product data to personalize the products, promotions and content presented to each individual shopper. In addition, Demandware Digital collects, aggregates and anonymizes data providing customers the power to benchmark their performance in order to optimize their business results.

Demandware Digital provides the following additional benefits to our customers:

•

Ease of Deployment and Reduced Time To Market.  Demandware Digital enables customers to easily expand digital commerce operations. Customers can leverage our solution to quickly and easily add new sites across geographies and channels without the need to expand their own infrastructure. Demandware LINK, our ecosystem of trusted partners, gives customers access to the services of our Technology Partners, Solution Partners and End-to-End Partners to complement and optimize Demandware Digital with technology innovations, implementation services or a comprehensive suite of capabilities for digital commerce. These services enable our customers to accelerate their time-to-market for new sites, quickly implement new functionality and leverage emerging technologies. In addition, we believe that our implementation cycle, which is on average six months for new customers, is faster than the period generally required for the development and deployment of comparable on-premise digital commerce software solutions.

•

Broad Marketing and Merchandising Functionality. Demandware Digital uses a web-based interface to provide one central location for our customers to control and manage their digital commerce operation—from products to pricing to placement to content. A robust set of sophisticated, yet easy-to-use marketing and merchandising tools, including catalog and inventory management, customer profiling, pricing, promotions and digital commerce search, provides customers with enhanced functionality and increased control to help optimize the efficiency, growth and profitability of their digital commerce business. Our solutions are able to easily categorize, price, and display products, while efficiently presenting multiple cross-channel promotions, enabling merchandisers to optimize the digital shopping experience of their consumers while driving greater revenue. Our functionality also helps retailers and brands strengthen consumer loyalty by delivering tailored user experiences across all digital channels.

•

High Reliability and Security. We provide high uptime, robust security and disaster recovery through a network of state-of-the-art data centers. We have provided 99.99% average platform availability (excluding planned downtime) since 2005. Our flexible digital cloud solution allows us to quickly and seamlessly increase the processing capacity of our customers’ digital commerce operations to meet surges in demand. Our digital commerce solution has been benchmarked to handle over 245,000 dynamic page views and 2,600 orders per minute for a single customer environment. We operate systems in data centers around the globe for our ecommerce customers and we provide 24/7 monitoring of the environment in which our customers’ digital commerce sites operate, measuring for performance and availability of content delivery. Our digital commerce platform is supported by a dynamic cloud architecture and complies with the Payment Card Industry Data Security Standard, which is referred to as PCI-DSS, as well as the requirements for ISO 27001:2013. In addition, we comply with AICPA Report on Controls at a Service Organization Relevant to Security, Availability, Processing Integrity, Confidentiality or Privacy (SOC 2) and obtain a compliance report for all five Trust Criteria annually (Type II).

Demandware Store

Through Demandware Store, retailers will benefit from the following features:

•

Core Point of Sale.  The core point of sale capabilities of Demandware Store enable real-time transaction processing, sales, returns and exchanges, with the flexibility to adapt to ever-changing business requirements.

•

Mobile Point of Sale.  With Demandware Store’s mobile point of sale capabilities, sales associates can use handheld devices and engage with customers on the sales floor, including tendering transactions, inventory lookup and assisted selling. Demandware Store provides access to detailed inventory and customer information, executes transactions anywhere to better serve customers throughout the store, reduces checkout lines and increases customer satisfaction.

•

Store Operations.  Demandware Store provides a rich set of capabilities to manage in-store retail operations including inventory control, back office functions, cash management, transfers and receiving.  Demandware Store simplifies and reduces the time it takes to complete back office tasks and enables instant access to store performance through real-time dashboards.

•

Endless Aisle.  Demandware Store enables sales associates to offer out-of-stock inventory in warehouses, other stores or online to in-store customers, which recovers lost sales due to out-of-stock items, enhances the customer experience and improves brand engagement through better clienteling as store associates provide exceptional in-store service.

•

Continual Innovation. Consumers increasingly expect greater functionality and relevance from their shopping experience across channels both online and in the store. Demandware Store’s cloud deployment model enables continuous delivery of innovative features, enabling retailers to meet consumer expectations with a steady stream of features and enhancements without disrupting daily operations.

•

Ease of Deployment and Reduced Time to Market. The cloud also makes implementing and maintaining Demandware Store faster and more cost-effective than traditional options, which enables rapid roll out in new stores, including pop-up stores.

•

Business Continuity.  Consumers expect transactions to be processed in the store even during network outages that can disable a store’s point of sale.  Demandware Store features sophisticated resiliency capabilities that permit transactions to continue to be processed and records maintained in the event of a store network outage.

•

Enterprise-Class Capabilities.  Demandware Store provides the capabilities required to support point of sale, mobile store operations and back-office management for retail enterprises.  Demandware Store enables the performance and reliability of a distributed server architecture with the dynamic features and cost-effectiveness and reliability of cloud software.

•

Omni-channel Commerce.  Through the platform, both store operations and digital commerce will share strategic capabilities such as merchandising and promotions management, as well as a shared view of customers, products, prices, orders and other critical data elements.  With the Demandware Commerce Cloud, retailers are able to create unified, omni-channel experiences to engage consumers and drive success.

LINK Technology Integrations

Through LINK Technology partners, merchants and developers have access to an extensive library of integrations to third party applications. These applications include email marketing, campaign management, payment management, personalization, social commerce, tax applications and ratings and reviews. We support our partners in the development of their integrations and undertake an approval process to evaluate quality and compatibility before the integration is made available for download through Demandware LINK.

Customer Success

We have developed a comprehensive customer success program as a key component of our engagement model, which is designed to enable our customers to achieve sustained revenue growth and is delivered within the context of a shared success business relationship. In this program, customer success managers work hand-in-hand with our customers’ executives to maximize the value of their investment. These customer success managers are focused on growing our customers’ revenue by taking full advantage of the marketing and merchandising features and functionality of Demandware Commerce and providing our customers with a deep understanding of industry practices in site design, merchandising, analytics, interactive marketing, personalization and multi-channel integration. In addition, these customer success managers work with our customers to implement complex commerce strategies including global expansion, multi-brand businesses and omni-channel operations.

We monitor customer satisfaction as part of formalized programs and at regular intervals during the customer lifecycle, including during the transition from sales to implementation, at the completion of an implementation project and on an on-going basis based on interactions with the customer success team.

Client and Enablement Services

Our customer enablement methodology includes templates and processes to help project teams focus on the key tactical and strategic areas to maximize returns on our customers’ commerce investments and minimize business risk. Our customer enablement methodology includes our tactical process to successfully build and deploy a digital commerce site utilizing Demandware Digital. Our services include:

•

Enablement services: Our services professionals work with customers to clearly define the goals of the project and to implement the provisioned services. We conduct a series of in-depth enablement sessions to educate our customers on our model, technology, methodology and approach to organizational planning. The enablement services include targeted education services and consulting programs to prepare customers with the tools and training needed to successfully execute their commerce strategy.

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

•

Ongoing training services: We offer a broad range of training classes to educate individuals—commerce managers, web developers, application developers and IT professionals—who are part of our customers’ implementation, maintenance and optimization teams.

•

Support services: We offer support in multiple languages and through multiple channels, including global support coverage available 24 hours a day, seven days a week. We also offer customer support engineers who are experts in our products, industry technologies and platforms, making them a trusted resource for timely issue assessment and resolution. Periodic system maintenance and continual feature additions are also included in product support coverage, which is included in the base subscription fee.

Customers

We have a wide variety of customers across several industries and geographies. As of December 31, 2015, we had 331 revenue generating ecommerce customers operating sites on Demandware Digital, up from 204 and 267 as of December 31, 2013 and 2014, respectively. Some of our ecommerce customers have multiple sites supporting several geographies and brands. As of December 31, 2015, there were 1,506 revenue generating sites on our platform, up from 820 and 1,143 as of December 31, 2013 and 2014, respectively.

Some of our significant customers for Demandware Digital for the year ended December 31, 2015 include the following, arranged alphabetically by category:

Apparel and Footwear	Health & Beauty

adidas

Barneys New York

Bestseller

Brooks Brothers

Carter’s

Coach

Cole Haan

Columbia

Crocs

Deckers

House of Fraser

HUGO BOSS

Kate Spade

Lands’ End

The Limited Stores

s.Oliver

Saks

Tory Burch

Vineyard Vines

Wolverine Worldwide

Home & Garden

CPO Commerce

Lumens

Michaels Stores

Pier 1 imports

Sleepy’s

General Merchandise

ASDA

Karstadt

Marks & Spencer

Procter & Gamble

1-800 CONTACTS

Bare Escentuals

Clarins

Guthy-Renker

L’Oreal

Other

GODIVA

GoPro

Hallmark

Hanover Direct

Jewelry Television

Jo-Ann Stores

mothercare

Motorola Mobility

OtterBox

Panasonic

Pandora

Starbucks

Sporting Goods

american golf

Brooks Sports

Burton Snowboards

Pure Fishing

Revenue from customers in apparel and footwear represented approximately 52% of our total revenue for the year ended December 31, 2015.

See Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information on our significant customers.

Sales and Marketing

We sell our cloud solutions primarily through our direct sales force, which includes field sales representatives, sales engineers, sales management, strategic sales executives and account development representatives. Our direct sales force is organized by geographic region. Our direct sales force targets primarily enterprise customers, larger retailers and branded manufacturers that seek to implement large or more advanced digital commerce merchandising platforms across multiple channels and geographies or sophisticated consumer experiences in stores. Our sales cycle can vary substantially from customer to customer, but typically requires six to nine months depending on the size and complexity of the opportunity. It takes on average six months to implement and launch an initial digital commerce site for a new customer. In 2015, a substantial majority of our implementations were done by third party LINK partners including companies like Accenture, Amblique, Be Excellent, BORN, Fluid, Itelios, Lyons Group, MediaHive, MobizCorp, OSF Global Services, PFSweb and Sapient Nitro.

We also sell through selected LINK End-to-End partners, such as arvato and PFSweb, that combine our Demandware Commerce Cloud with a host of complementary services, such as logistics and warehousing, to provide a comprehensive suite of capabilities for digital commerce.

Our marketing efforts and lead generation activities consist primarily of customer referrals, internet advertising, telemarketing, e-mail marketing, social marketing, trade shows, industry events and press releases. Our marketing programs target our prospective customers’ commerce executives, senior business leaders and c-suite executives. We also host frequent conferences in which customers participate, including annual global customer conferences in North America and Europe, and we present a variety of programs with our Demandware LINK ecosystem of partners designed to help accelerate cross-channel commerce success with our integrated solutions.

Technology, Operations and Research and Development

Technology

Since our founding, we designed Demandware Commerce in a cloud architecture, which our customers can access through a standard web browser. Demandware Commerce leverages common applications to manage core objects and services across our solutions. The Demandware LINK community is available to assist all Demandware Commerce customers with strategy, implementation and design. We employ common tools and technology across our solutions to integrate with third party applications.

Our Demandware Digital solution has several key design elements:

•

Scalability. The cloud architecture of the Demandware Commerce Cloud handles sudden spikes in traffic, including holiday seasons and flash sales, by allocating capacity. We proactively deliver updates and feature upgrades to permit our customers’ sites to operate at peak efficiency. Demandware Digital allocates computing power to each digital commerce site as needed to minimize page load times. Our digital commerce solution has been benchmarked to handle  245,000 dynamic page views and 2,600 orders per minute for a single customer environment.

•

Reliability. State-of-the-art data centers in North America, Europe and Asia ensure high performance and redundancy for our Demandware Digital customer base. We support large transaction volumes and seasonal peaks in site traffic and have provided 99.99% average platform availability (excluding planned down time) since 2005.

•

Security. Our solution processes millions of transactions per year and meets the PCI-DSS requirements for enhancing payment account data security. PCI-DSS is a multi-faceted security standard that includes requirements for security management, policies, procedures, network architecture, software design and other critical protective measures. Our solution has been PCI-DSS-compliant since June 2007 and undergoes an annual Level 1 Service Provider assessment conducted by a PCI Security Standards Council Qualified Security Assessor. In addition, we comply with the requirements of all five Trust Criteria for AICPA Report on Controls at a Service Organization Relevant to Security, Availability, Processing Integrity, Confidentiality or Privacy (SOC 2), ISO 27001:2013 and obtain related compliance reports annually.

•

Ease of Deployment. Our customers run on a shared infrastructure, resulting in ease of deployment, scalability and redundancy not possible with typical single-tenant providers. In a typical single-tenant environment, every new stack must be separately purchased, provisioned, managed, scaled and backed-up. In our multi-tenant architecture, we can quickly and easily create new environments for development, testing, staging, and production, thus delivering significant cost and time savings for our customers’ deployment of the platform.

•

Flexibility. Our standards-based open framework allows our customers to develop, build, and integrate third party technologies. Our customers can innovate their site experience using open development tools to create a unique and relevant branded experience. Using a standards-based server-side scripting language, users can quickly create new logic to business processes, new custom objects, web services calls, integrations to back-end systems and XML data processing. In addition, our scalable open commerce APIs allow external web applications and enterprise software to interface with shopping functionality, which enables developers to create highly customized consumer experiences.

Demandware Store has the following design elements:

•

Continuous Innovation.  Demandware Store’s cloud deployment model enables continuous delivery of innovative features, enabling retailers to meet consumer expectations with a steady stream of features and enhancements without disrupting daily operations.

•

Customizability. Our customers can leverage Demandware Store to provide a unique store experience for their employees and consumers. Developers can quickly create new processes and objects to develop a highly customized experience.

•	Ease of Deployment and Reduced Time to Market. The cloud also makes implementing and maintaining Demandware Store faster and at a lower-cost than traditional options.

•

Ease of Use. Demandware Store’s core point of sale, mobile point of sale, store operations and endless aisle features lead to greater ease of use. These capabilities enable customers to customize and innovate the in-store consumer experience, including seamless transitions between the store and digital commerce.

•

Business Continuity and Security.  Demandware Store features sophisticated resiliency capabilities that permit transactions to continue to be processed and records maintained in the event of a store network outage. Demandware Store leverages the security elements of the Demandware Commerce Cloud.

•

Enterprise-Class Capabilities.  Demandware Store provides all the capabilities required to support point of sale, mobile store operations and back-office management for retail enterprises.  Demandware Store delivers the performance and reliability of a distributed server architecture with the dynamic features and cost-effectiveness, scalability and reliability of cloud software.

•

Omnichannel Commerce.  Through the platform, both store operations and digital commerce share strategic capabilities such as merchandising and promotions management, as well as a shared view of customers, products, prices, orders and other critical data elements.  With the Demandware Commerce Cloud, retailers are able to create unified, omni-channel experiences to engage consumers and drive success.

Operations

We physically host our cloud infrastructure for our customers in secure data center facilities located in North America, Europe and Asia. We contract for use of these data center facilities primarily from Equinix Operating Co., Sungard Availability Service, LP and NaviSite, Inc. We engineer and architect the actual computer, storage and network systems on which our platform operates, which we call our grid computing points of delivery, or PODs, and deploy them to the data center facilities, which provide physical security, including staffed security, 24 hours a day, 365 days a year. The data center facilities also have biometric access controls, redundant power and environmental controls. We provide system security, including firewalls and encryption technology, and we conduct regular system tests and vulnerability assessments. In the event of a failure, we have engineered our computing grid with back-up and redundancy capabilities designed to provide for business continuity. In addition, we use public cloud services, such as Amazon Web Services, to support some of our capabilities.

Research and Development

Our research and development organization is focused on the complete product development lifecycle, including developing new solutions and enhancing existing solutions. We continually enhance our cloud infrastructure and platform and develop new applications to meet our customers’ commerce needs. Our research and development organization is located in our offices in Burlington, Massachusetts; Jena, Germany; Cambridge, Massachusetts; Deerfield Beach, Florida and Salt Lake City, Utah.

Our development methodology, in combination with our on-demand delivery model, allows us to release new and enhanced software features multiple times a year. We patch our software on a regular basis. Based on feedback from our customers and prospects, we continually develop new functionality while enhancing and maintaining our existing solutions. We do not need to maintain multiple engineering teams to support different versions of the code because all of our customers are running on the current version of our solutions.

Our research and development expenses were $65.3 million, $35.0 million and $20.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Competition

The market for commerce software, services and solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities. We expect competition to persist and intensify in the future. Our primary sources of competition for our Demandware Digital solution include:

•	in-house development efforts by potential customers or their consultants;
•	licensed application vendors, such as IBM, Oracle/ATG, Magento and SAP/hybris;
•	full-service ecommerce business process outsourcers, such as Digital River; and
•	providers of hosted on-demand services, such as Kibo and NetSuite/Venda.

Our primary sources of competition for our Demandware Store solution include: Aptos, Fujitsu, Manhattan Associates, NCR and Oracle/Micros.

We compete primarily on the basis of our robust set of merchandising capabilities and features, the reliability and scalability of our solutions, our speed of deployment, the customization of our platform, our continual innovation, our omni-channel capabilities, the extendibility of our Demandware Commerce Cloud and our strategy to deliver a unified consumer experience.

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

Third party infringement claims are also possible in our industry, especially as software functionality and features expand, evolve, and overlap with other industry segments. Third parties, including non-practicing patent holders, have from time to time claimed, in lawsuits or otherwise, and could claim in the future, that our customers’ operations infringe patents they now hold or might obtain or be issued in the future. In most cases, we have agreed to indemnify our customers against claims that our solutions infringe the intellectual property rights of third parties. We have also received direct claims from, or been sued by, such third party entities alleging infringement. See Item 1A“Risk Factors—We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.”

Seasonality

Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to our customers’ revenue peaks during the holiday season, which correspondingly results in higher subscription revenue in the fourth quarter than in other quarters. As a result, we have historically had higher subscription revenue in our fourth quarter than other quarters in a given year. Revenue for the fourth quarter represented 34.3%, 32.7%, and 31.8% of our total revenue in 2013, 2014 and 2015, respectively.

Business Segment and Geographical Information

We operate in a single operating segment. For geographical financial information, see Note 2 to our consolidated financial statements, which are incorporated herein by reference.

Backlog

For information regarding our contract backlog, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview–Key– Metrics–Total Contract Value Backlog.”

Employees

At December 31, 2015, we had 943 employees, including 271 in sales and marketing and 320 in research and development. Except in France, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we believe that our relations with our employees are good.

Recent Acquisition

On January 12, 2015, we acquired Tomax Corporation, an enterprise software company that provides an integrated solution for retail point of sale and store operations and related services. We continue to support and maintain existing customers of Tomax.

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

We have had a history of losses since our inception. We experienced net losses of $18.0 million, $27.1 million and $37.0 million in 2013, 2014 and 2015, respectively. At December 31, 2015, our accumulated deficit was $149.2 million and total stockholders’ equity was $287.5 million. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solutions and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the year ended December 31, 2015, our ten largest customers by revenue accounted for an aggregate of approximately 19.4% of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue at the same margins, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our commerce solutions to a limited number of prospective customers. Revenue growth will depend on our success in growing our customers’ revenue processed on our Demandware Commerce Cloud, increasing sales and usage of our solutions and capabilities and expanding our customer base to include additional customers.

Our business is subject to security risks, including security breaches.

Our business involves the storage and transmission of our customers’ and our customers’ consumers’ sensitive information, including financial information, such as payment card information, and other personally identifiable information. Certain prominent retail companies have disclosed breaches of their security resulting from sophisticated and highly targeted attacks on portions of their websites or in-store infrastructure. Because the techniques used to obtain unauthorized access, disable, deny, disrupt, destroy or degrade services or systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Our systems and our customers’ systems and customizations are vulnerable to computer viruses or other malware, physical or electronic break-ins and similar disruptions, and certain of our customers have experienced denial-of-service type attacks that have, in certain instances, made all or portions of customers’ websites unavailable for periods of time. In addition, consumers and our employees have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that may lead to the misappropriation of user names, passwords, payment card numbers, or other sensitive information or to the introduction of computer viruses or other malware to users’ computers. Credentials stolen through such means can provide hackers with access to our or our customers’ network or point of sale devices. Data security breaches may also result from non-technical means, such as inadvertent, complacent, or malicious actions by an employee or contractor or former employee or contractor.

We rely on encryption and authentication technology from third parties to provide the security and authentication to effectively secure transmission of confidential information, including consumer payment card numbers. Such technology may not be sufficient to protect the transmission of such confidential information or these technologies may have material defects that may compromise the confidentiality or integrity of the transmitted data. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being weakened, breached or compromised. As a result of rapid innovation, we may develop or deploy capabilities and services that use emerging technologies or environments with weaker security. A party that is able to circumvent our security measures or the security measures of our customers or third party vendors could misappropriate our, our customers’ or our customers’ consumers’ sensitive and financial information, cause interruption in our operations, damage our computers or those of our customers or our customers’ consumers, alter sensitive information or system configurations, or otherwise damage our reputation.

Security breaches and related malicious acts could cause us to incur substantial costs and liability claims from our customers and result in loss of customer confidence, which could materially adversely affect our reputation and results of operations or cause material harm to our business. If an actual or perceived breach of our security or our customers’ security occurs, public perception of the effectiveness of our security measures could be harmed resulting in damage to our reputation and loss of current or prospective customers. There may be vulnerabilities in our systems that result in significant threats that we cannot mitigate. Such vulnerabilities may lead to sustained heightened exposure to breach or may require us to disable services for an extended period of time. Also any compromise of our security or our customers’ security could result in a violation of applicable privacy and other laws, trigger disclosure obligations, and expose us to significant legal and financial exposure. Further, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches. These issues may become more difficult and costly and the risks associated with security breaches may become more significant as we continue to expand our operations into brick and mortar stores with, for example, our point of sale solutions, and the services and features that we provide to our customers. Our insurance coverage limits may not be adequate to reimburse us for losses caused by security breaches.

If we fail to manage our cloud network infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our commerce solutions.

We have experienced significant growth in the number of users and transactions and the amount of data that our cloud network infrastructure supports. We seek to maintain sufficient excess capacity in our cloud network infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments, as well as redundancy for customer deployments. However, the provision of new cloud network infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, particularly for the fourth quarter when we might experience significant increases in traffic, our customers could experience service outages that may subject us to financial penalties and financial liabilities and result in customer losses. If our cloud network infrastructure capacity fails to keep pace with increased sales and customer expansion, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.

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

The owners of the data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Any changes in third party service levels at the data centers or any security breaches, errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal and acquisition rates.

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

We recognize ecommerce subscription revenue over the term of the subscription agreement and, therefore, a significant downturn in our business may not be immediately reflected in our operating results.

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

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our cloud commerce solutions. As a result, widespread acceptance and use of the cloud business model, including our expansion of our operations into brick and mortar stores with, for example, our point of sale solutions, is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software would typically run the applications on their hardware. Because many companies are generally predisposed to maintaining control of their information technology systems and infrastructure, there may be resistance to the concept of accessing software functionality as a service provided by a third party. In addition, the market for cloud software solutions is still evolving, and competitive dynamics may cause pricing levels to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their commerce needs. As a result, we may be forced to reduce the prices we charge for our solutions and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms as we have historically. If the market for cloud software solutions fails to grow, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our solutions, demand for our solutions and our revenue, gross margin and other operating results could be materially adversely affected.

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

In addition, as we target more sales efforts at large enterprise customers, we may face greater costs, lower gross margins, longer sales cycles and less predictability in completing some of our sales. The customer’s decision to use our service may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our solutions.

Lengthy sales and implementation cycles make it difficult to predict the quarter in which revenue from a new customer may first be recognized. Further, our potential customers frequently need to obtain approvals from multiple decision makers before making purchase decisions. Delays in our sales or implementation cycles and our ability to accurately predict the timing of completion of our sales could cause significant variability in our revenue and operating results for any particular period.

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

Our growth, both organic and by acquisition, has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally, with no assurance that our business or revenue will continue to grow. Creating a global organization, integrating acquired businesses and solutions and managing a geographically dispersed workforce requires substantial management effort, the allocation of valuable management resources and significant additional investment in our infrastructure. As we are required to include acquired businesses under our operational, financial and management controls and our reporting procedures, we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross margins or operating expenses in any particular quarter. If we fail to manage our growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

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

The significant investment in, and the launch of our new solution, Demandware Store, may give rise to risks that could harm our business.

We are devoting significant resources to the development of Demandware Store, our cloud solution for point of sale, an industry in which we have limited expertise and a limited operating history. Point of sale solutions have not traditionally been delivered through a cloud model, and market acceptance for cloud point of sale is uncertain. Our point of sale strategy requires continued investment in product development and operations as well as a change in the way we price and deliver our products. Many of our competitors may have advantages over us due to their larger presence and deeper experience in the point of sale industry, and greater sales and marketing resources. It is uncertain whether our point of sale strategy will prove successful, and it may give rise to risks that could harm our business.

There can be no assurance that we will be successful in launching Demandware Store, that errors will not be fixed in our new product after launch or that our new product will adequately address the changing needs of the point of sale market.  We have several charter customers for Demandware Store in North America and are preparing Demandware Store to become generally available to customers in various geographic regions. Due to the limited use of Demandware Store by our customers, there is a risk that our new product will not be successful, which could result in the loss of or delay in customer acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could have a material, adverse effect on our business, financial position, results of operations and cash flows.

The seasonality of our customers’ business creates variance in our quarterly revenue.

Our customers are retailers and branded manufacturers that typically realize a significant portion of their sales in the fourth quarter of each calendar year, specifically during the holiday season. As a result of this seasonal variation, our ecommerce subscription revenue fluctuates, with additional fees in excess of committed levels, called overage fees, being higher in the fourth quarter than in other quarters and with revenue generally declining in the first quarter sequentially from the fourth quarter.

We are dependent upon consumers’ willingness to use the internet for commerce.

Our success depends upon the general public’s continued willingness to use the internet, whether through a computer, smart phone, tablet or other internet-enabled device, as a means to purchase goods, communicate, and conduct and research commercial transactions. If consumers become unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to users’ computers, smart phones, tablets or other internet enabled-devices, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business may be materially adversely affected.

Even if demand for commerce solutions increases generally, demand for cloud solutions like ours may not increase to a corresponding degree.

For our customers and potential customers to be willing to invest in our commerce solutions, the internet must continue to be accepted and widely used for commerce and communication and physical and digital commerce must continue to converge. If commerce does not grow or grows more slowly than expected, then our future revenue and profits may not meet our expectations or those of analysts. The widespread adoption of our solutions depends not only on strong demand for commerce products and services generally, but also for products and services delivered via a cloud business model in particular. Many companies continue to rely primarily or exclusively on traditional means of commerce that are not internet-based and may be reluctant to change their patterns of commerce. Even if such companies do adopt commerce solutions, it is unclear whether they will desire cloud commerce solutions like ours. As a result, we cannot assure our stockholders that our cloud commerce solutions will achieve and sustain the high level of market acceptance that is critical for the future success of our business.

If we fail to develop our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have required significant effort and cost. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

We may not be able to compete successfully against current and future competitors.

We face intense competition in the market for commerce applications and services, and we expect competition to intensify in the future. We have competitors with longer operating histories, larger customer bases and greater financial, technical innovation, marketing and other resources than we do. Increased competition may result in reduced pricing for our solutions, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

A number of competitive factors could cause us to lose potential sales or to sell our solutions at lower prices or at reduced margins, including, among others:

•	current and potential customers may choose to develop digital commerce applications in-house, rather than paying for our solutions;
•

some of our current and potential competitors have greater financial, marketing and technical resources than we do, allowing them to leverage a larger installed customer base and distribution network, adopt more aggressive pricing policies and offer more attractive sales terms, adapt more quickly to new technologies and changes in customer requirements, create innovative technologies or applications and devote greater resources to the promotion and sale of their products and services than we can;

•

current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and consolidation in our industry is likely to intensify; new competitors or alliances among competitors may emerge and rapidly acquire significant market share;

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

We anticipate that we will continue to depend on various third party relationships in order to grow our business. We intend to pursue additional relationships with other third parties, such as technology and content providers, implementation consultants and social media partners. Identifying, negotiating and documenting relationships with third parties require significant time and resources as does integrating third party content and technology. Some of the third parties that sell our solutions have the direct contractual relationships with our ultimate end-user customers, and therefore we risk the loss of such customers if the third parties fail to perform their obligations. If the performance of our third party partners is not well received by our customers, our brand and reputation could be negatively affected. Our agreements with resellers, providers of technology, content and consulting services and social media partners typically are non-exclusive, do not prohibit them from working with our competitors or from offering competing services and may not have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solutions. In addition, these resellers and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such resellers and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our resellers, and it is possible that they may not be able to devote the resources we expect to the relationship.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing commerce solutions and services are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose primary business is to assert such claims. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third party that claims that our technology infringes its rights, the litigation could be expensive and could divert our management resources.

We have received direct demands from, or been sued by, certain non-practicing entities claiming infringement of patents owned by them. In addition, in most instances, we have agreed to indemnify our customers against certain claims that our solutions infringe the intellectual property rights of third parties. We have received indemnification requests from many customers that have received letters from, or been sued by, non-practicing entities claiming infringement of patents owned by them. Many of those underlying claims, and the extent, if any, of our indemnification obligations, have not yet been resolved. Some of these patents are the subject of pending legal proceedings between the patent owners and one or more major companies engaged in commerce, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against us or our customers. Also, because the patent owners have asserted the same patents against multiple customers, an adverse resolution in the case of one customer could lead to adverse resolutions in the cases of other customers and such claims could potentially lead to greater exposure for us. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we are or might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

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

We seek to protect the source code for our proprietary software under a combination of patent, copyright and trade secrets laws. However, because we make portions of the source code available to some customers, subcontractors and partners, third parties may be more likely to misappropriate it. Our policy is to enter into confidentiality agreements with our employees, partners, subcontractors, consultants, vendors and customers and to control access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for someone to copy our software or other proprietary information without authorization or to develop similar software independently.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our solutions is difficult, and while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and have a material adverse effect on our business, operating results and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

Complex software applications such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by our customers and partners, our current and future products and releases may contain serious defects, which could result in lost revenue or a delay in market acceptance.

Since our customers use our products for critical business applications, namely ecommerce, order management, predictive intelligence and point of sale transactions, errors, defects or other performance problems could result in damage to our customers. They could seek significant compensation from us for the losses they suffer. Although our customer agreements typically contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products and to renew our contracts with customers.

Government and industry regulation of the internet is evolving and could directly restrict our business or indirectly affect our business by limiting the growth of digital commerce. Unfavorable changes in government regulation or our failure to comply with regulations could harm our business and operating results.

As digital commerce evolves, federal, state and foreign agencies have adopted and could in the future adopt regulations covering issues such as user privacy, content, consumer protection, data protection, data transfer, data usage, accessibility, breach notification and taxation of products and services. Government regulations could limit the market for our products and services or impose burdensome requirements that render our business unprofitable. Our commerce solutions enable our customers to collect, manage and store a wide range of consumer data. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign governments, including member states of the European Union, have adopted legislation (including directives and regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, or our customers may terminate their relationships with us.

In addition, although many regulations might not apply to our business directly, we expect that laws regulating the solicitation, collection or processing of personal and consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services. The Telecommunications Act of 1996 prohibits certain types of information and content from being transmitted over the internet. In addition, although substantial portions of the Communications Decency Act of 1996 were held to be unconstitutional, we cannot be certain that similar legislation will not be enacted and upheld in the future. It is possible that legislation could expose companies involved in digital commerce to liability, which could limit the growth of digital commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could limit the growth in web usage and decrease its acceptance as a medium of communications and commerce. Moreover, if future laws and regulations limit our customers’ ability to use and share consumer data or our ability to store, process and share data with our customers over the internet, demand for our solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

In addition, taxation of services provided over the internet or other charges imposed by government agencies or by private organizations for accessing the internet may also be imposed. Any regulation imposing greater fees for internet use, commerce sales or restricting information exchange over the internet could result in a decline in the use of the internet and the viability of internet-based services, which could harm our business and operating results.

We may not be able to respond to rapid technological changes with new solutions, which could have a material adverse effect on our sales and profitability.

The digital commerce market is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing solutions and those we acquire, introduce new solutions and capabilities and sell into new markets. To achieve market acceptance for our solutions, we must effectively anticipate and offer solutions that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current solutions do not have. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our contracts with existing customers and our ability to create or increase demand for our solutions will be harmed.

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

If we are unable to successfully develop or acquire new digital capabilities and functionality, enhance our existing solutions to anticipate and meet customer preferences or sell our solutions into new markets, our revenue and results of operations would be adversely affected.

Our long-term success depends, in part, on our ability to expand the sales of our commerce solutions to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

Outside of the United States, we currently maintain offices and/or have sales personnel in Australia, Austria, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Sweden and the United Kingdom, and we intend to expand our international operations. Our operations in Japan are through a joint venture, of which we own 75%. Any international expansion efforts that we may undertake may not be successful. In addition, conducting international operations in new markets subjects us to new risks that we have not generally faced in the United States. These risks include:

•	localization of our solutions, including translation into foreign languages and adaptation for regulatory requirements and local practices, which could limit our revenue growth in that market;
•

lack of familiarity with and burdens of complying with foreign laws and legal practices, such as privacy, data protection and indemnification laws, legal standards, contracting processes, regulatory requirements, tariffs, and other barriers;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•	difficulties in managing systems integrators and technology partners;
•	differing technology standards;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	difficulties in managing and staffing international operations and differing employer/employee relationships;

•	fluctuations in exchange rates that may increase the volatility of our foreign based revenue;
•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems and restrictions on the repatriation of earnings;
•	the greater potential for corruption and bribery;
•	diversion of management’s attention;
•	difficulties in decentralizing our operations;
•	uncertain political and economic climates; and
•	reduced or varied protection for intellectual property rights in some countries.

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

Our solutions are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control, and exports of our solutions must be made in compliance with these laws. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our resellers fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being shipped or provided to U.S. sanctions targets, our solutions and services could be shipped to those targets or provided by our resellers despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our customers’ ability to implement our solutions in those countries. Some countries and regions have imposed, or are considering imposing, laws and regulations that require their residents’ data to be stored and processed within the country or regions; such laws and regulations could limit or impede our customers’ ability to implement our solutions in these countries or regions. Changes in our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our customers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.

Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.

A portion of the technologies licensed by us incorporate so-called “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contain the open source software and required to comply with the conditions described above, which could disrupt the distribution and sale of some of our solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products.

We rely on third party software, including server software and licenses from third parties to use patented intellectual property that is required for the delivery of our solutions, which may be difficult to obtain or which could cause errors or failures of our solutions.

We rely on software licensed from or hosted by third parties to offer our solutions and are dependent on these third party service providers. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our solutions, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our solutions could result in delays in the provision of our solutions until equivalent technology either is developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third party software could result in errors or a failure of our solutions which could harm our business.

We may be exposed to potential risks if we do not have an effective system of disclosure controls or internal controls.

We must comply, on an on-going basis, with the requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. We cannot be certain that the compliance measures we have taken are sufficient to meet these requirements on a timely basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth, international expansion and changes in our offerings, which are expected to result in on-going changes to our control systems and areas of potential risk.

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected; current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price; and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

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

Current or future acquisitions, investments, joint ventures or new business relationships, may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers or partners of any acquired business due to changes in management or otherwise. As a result of the three companies that we acquired in 2014 and early 2015, we are spending significant time and attention in developing and integrating several new products with varied pricing, contracting and technology models, which may divert our sales and marketing resources. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In the future, for one or more of those transactions, we may:

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

Adverse fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Euros, British Pounds Sterling, Japanese Yen and Australian, New Zealand and Canadian dollars and may, in the future, have sales denominated in other foreign currencies. In addition, we incur a portion of our operating expenses in Euros, British Pounds Sterling and, to a lesser extent, other foreign currencies. Any adverse fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We enter into foreign currency forward contracts to hedge against foreign currency fluctuations on the value of our monetary assets and liabilities denominated in Euros and British Pounds Sterling. These foreign currency forward contracts have maturities of approximately one month, and we may not be able to enter into new or replacement arrangements as these contracts expire on terms favorable to us. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. These foreign currency forward contracts may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets and are not expected to fully mitigate the potential currency transaction losses resulting from foreign currency exchange rate fluctuations.

Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and financial statements.

Our business is sensitive to general economic conditions and since 2008 the effects of the global financial crisis have adversely impacted the global economy. Slow global economic growth, the credit market crisis and European debt crisis, uncertainty relating to the Euro, high levels of unemployment globally, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures and other challenges affecting the global economy adversely affect us and our customers, including having the effect of:

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

Economic downturns may also adversely impact retail sales, which could result in reduced revenue of our customers, which in turn may result in reduction of our revenue, longer accounts receivable payment cycles, difficulties in collecting accounts receivable and an increase in bankruptcies of our customers. Improvement in the global economy remains uneven and uncertain. If slow growth in the global economy or in any of the markets we serve continues for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected.

A portion or all of our investment portfolio may become impaired by a deterioration of conditions in the capital markets.

Our cash equivalent and short-term investment portfolio as of December 31, 2015 consisted primarily of money market funds, corporate bonds, certificates of deposit, municipal securities and U.S. government agency bonds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may be subject to risks arising from market liquidity and credit concerns. In addition, any deterioration of conditions in the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2015, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

The trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition, the stock market in general, and the market for technology and retail companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;
•	the overall performance of the equity markets and the technology and retail sectors in particular;
•	developments with respect to intellectual property rights;
•	publication of unfavorable research reports about us or our industry or withdrawal of research coverage by securities analysts;
•	speculation in the press or investment community;
•	activism by any single large stockholder or combination of stockholders;
•	the size of our public float;
•	purchases or sales of our stock by our officers and directors;
•	natural disasters or terrorist acts;
•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments; and
•	global economic, legal and regulatory factors unrelated to our performance.

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

Our principal offices are located in Burlington, Massachusetts where we occupy approximately 116,650 square feet of office space under three operating leases, one of which covers approximately 32,000 square feet of office space and expires in July 2017, one of which covers approximately 75,000 square feet of office space and expires in October 2019 and the other of which covers approximately 9,650 square feet of office space and expires in October 2019. In addition, we have offices in Deerfield Beach, Florida; Cambridge, Massachusetts, Salt Lake City, Utah and New York, New York. We also have offices in Berlin, Dresden, Jena and Munich, Germany; London, England; Amsterdam, Netherlands; Copenhagen, Denmark; Milan, Italy; Paris, France; Sydney, Australia; Shanghai, China; Hong Kong; Tokyo, Japan and Bangalore, India to support our operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “DWRE”. The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported on the New York Stock Exchange.

	Fiscal 2014		Fiscal 2015
	High	Low	High	Low
First Quarter	82.23	58.96	67.44	47.31
Second Quarter	70.68	44.39	73.46	57.51
Third Quarter	71.61	49.36	75.90	51.14
Fourth Quarter	64.86	47.30	58.60	43.97

Holders of Record

As of January 31, 2016 there were 437 stockholders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.

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

The following comparative stock performance graph compares the cumulative total stockholder return on our common stock from March 15, 2012 through December 31, 2015 with the cumulative total return of the Russell 2000 Index and the NASDAQ Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 15, 2012 and the reinvestment of all dividends, if any.

	3/15/2012	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Demandware, Inc.	100.00	126.32	100.42	134.59	115.81	107.46	179.78	196.40	271.81	271.56	294.07	215.85	243.92	258.16	301.31	219.08	228.78
Russell 2000 Index	100.00	99.95	96.48	101.55	101.97	114.61	118.14	130.21	141.56	143.14	146.07	135.32	148.49	154.90	155.55	137.01	141.93
NASDAQ Computer Index	100.00	101.06	93.96	99.98	92.97	95.40	97.58	108.84	124.65	127.05	137.87	145.20	151.68	154.13	154.96	147.68	163.32

The comparisons shown in the graph are based upon historical data. The stock price performance reflected in the graph above is not necessarily indicative of future price performance. See the disclosure in Part I, Item 1A. “Risk Factors.”

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes, and other financial data included elsewhere in this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data at December 31, 2015 and 2014 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data at December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription	$200,952	$145,879	$95,733	$67,930	$47,219
Services	36,327	14,674	10,881	15,347	14,731
Total revenue	237,279	160,553	106,614	83,277	61,950
Cost of revenue:
Subscription	40,166	26,933	17,157	13,015	9,511
Services	27,299	15,115	10,860	11,326	10,196
Total cost of revenue	67,465	42,048	28,017	24,341	19,707
Gross profit	169,814	118,505	78,597	58,936	42,243
Operating expenses:
Sales and marketing	100,865	74,432	52,384	33,496	19,847
Research and development	65,342	34,983	20,787	15,085	11,182
General and administrative	46,272	36,882	23,337	13,712	6,567
Total operating expenses	212,479	146,297	96,508	62,293	37,596
(Loss) income from operations	(42,665)	(27,792)	(17,911)	(3,357)	4,647
Other income (expense), net	832	(1,318)	483	(544)	(443)
(Loss) income before income taxes	(41,833)	(29,110)	(17,428)	(3,901)	4,204
Income tax (benefit) provision	(4,832)	(2,050)	574	421	212
Net (loss) income	$(37,001)	$(27,060)	$(18,002)	$(4,322)	$3,992
Less: Net (loss) attributable to noncontrolling interest	(364)	(7)	—	—	—
Net (loss) income attributable to Demandware	$(36,637)	$(27,053)	$(18,002)	$(4,322)	$3,992
Accretion of redeemable preferred stock	—	—	—	(1,172)	(5,274)
Net (loss) attributable to Demandware common stockholders	$(36,637)	$(27,053)	$(18,002)	$(5,494)	$(1,282)
Net (loss) per share attributable to Demandware common stockholders, basic and diluted	$(1.02)	$(0.78)	$(0.58)	$(0.23)	$(0.34)
Weighted average number of common shares outstanding, basic and diluted	35,793	34,806	30,795	24,063	3,823

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$114,989	$158,827	$242,425	$58,877	$14,939
Working capital	194,647	243,179	270,548	104,933	9,077
Total assets	377,398	345,170	323,931	139,328	42,886
Notes payable	—	—	1,524	2,353	1,882
Total deferred revenue	46,559	34,967	26,388	17,547	20,767
Redeemable noncontrolling interests	457	823	—	—	—
Total preferred stock	—	—	—	—	87,603
Total stockholders’ equity (deficit)	287,466	279,222	271,688	103,795	(79,217)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of enterprise-class cloud commerce solutions for retailers and branded manufacturers, including solutions for digital commerce and point of sale, as well as order management and predictive intelligence capabilities. Our Demandware Commerce offering is a combination of our cloud platform, community and related services that enables customers to establish and execute complex digital commerce strategies. Demandware Commerce facilitates global expansion, omni-channel processes, multi-brand and multi-site rollouts,  predictive merchandising and in-store operations. The foundation of our offering is our technology platform, the Demandware Commerce Cloud.  The Demandware Commerce Cloud consists of two primary solutions: Demandware Digital and Demandware Store. Through our highly scalable, secure and open platform, our customers create seamless brand experiences to reach their consumers across all digital touch points globally, including ecommerce sites, mobile applications, social media channels and in the store. In addition, distributed order management capabilities enable retailers to provide “buy anywhere, fulfill anywhere, service anywhere” experiences, and predictive intelligence capabilities help customers personalize the shopping experience and accelerate revenue growth.  Demandware Store offers core point of sale, mobile point of sale, store operations and endless aisle capabilities that enable our customers to modernize their point of sale and store operations, decrease the complexity of managing store operations and unify the in-store experience with digital commerce.

We sell subscriptions to our cloud software and related services through both a direct sales force and indirect channels. Our current customers consist of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods, general merchandise and other categories.

We were incorporated in 2004, and focused on building our cloud architecture and merchandising applications to allow us to service our customers. The market opportunity for our solutions has increased significantly in the last several years, due both to increased acceptance of software as a service, or SaaS, or cloud solutions across large enterprises and to greater recognition of the benefits of our solutions, which include enhanced merchandising functionality, high reliability, safety and security, ease of deployment, reduced time-to-market, flexible site customization, omni-channel distribution capabilities and availability of continuous software innovation. From December 31, 2011 to December 31, 2015, the number of ecommerce customers using the Demandware Commerce Cloud increased from 101 to 331, a 35% compound annual growth rate, or CAGR, and the number of sites operating on our platform increased from 361 to 1,506, a 43% CAGR.

We derive most of our revenue from subscriptions to our Demandware Commerce Cloud and services related to our offering. Subscription fees for our ecommerce customers are generally based on a revenue share pricing model, in which our customers pay us a percentage of their total gross revenue that is processed on our platform. As part of their subscription fee for our ecommerce offering, our customers typically commit to a minimum level of gross revenue to be processed on our platform, from which a monthly, quarterly or annual, non-refundable minimum subscription fee is derived. If a customer processes more gross revenue than its committed minimum level, then the customer is required to pay us additional fees, called overage fees, which are calculated as a percentage of the incremental revenue generated above the committed revenue. While we typically record overage fees each quarter, a significant portion of these fees is recorded in the fourth quarter. No refunds or credits are given if a customer processes less gross revenue than the contracted level. Ecommerce customer contracts are generally non-cancellable for a minimum term that is approximately three years and range up to seven years. Our order management and predictive email subscriptions are typically based on a per transaction or volume fee, which is common pricing for those capabilities, for a committed term.

Subscription revenue accounted for 89.8%, 90.9%, and 84.7% of our total revenue during the years ended December 31, 2013, 2014 and 2015, respectively. The decrease in the subscription revenue mix is attributable to the acquisition of Tomax Corporation, or Tomax, in January 2015, which contributed primarily to our service revenue line. Subscription revenue is driven primarily by the number of Demandware Digital customers we have, the number of ecommerce sites they operate on our platform, the contracted minimum value of their subscription agreements and the gross revenue generated from those customers in excess of their committed minimum levels. To date, revenue generated by our customers’ ecommerce sites operating on Demandware Digital has been the primary driver of our subscription revenue. However, we believe that our omni-channel capabilities, including mobile, in-store, social, order management, predictive intelligence, point of sale and other digital channels, have been and will continue to be important factors in our new customers’ purchasing decisions and existing customer renewals. In addition, we have developed Demandware Store, an enterprise-class cloud point of sale solution, which enables unified consumer experiences and omni-channel use cases.

Our revenue growth has been driven by an increased number of customers, as well as an increase in our average subscription revenue per customer. We have increased the number of ecommerce customers operating on our platform from 101 as of December 31, 2011 to 331 as of December 31, 2015. In addition, our average revenue per customer has continued to increase as our customers grow their online revenue processed on our platform through organic revenue growth of existing sites and the launching of new sites in new geographies for new brands or new channels. The number of sites that our customers operate on our platform increased from 361 as of December 31, 2011 to 1,506 as of December 31, 2015.

Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to our customers’ revenue peaks during the holiday season, which correspondingly result in higher overage fees in the fourth quarter than in other quarters. As a result, revenue in the first quarter generally declines sequentially from the fourth quarter. For the quarter ended March 31, 2015, subscription revenue was 12.1% lower than subscription revenue for the quarter ended December 31, 2014.

We derive our services revenue from the implementation and ongoing customization of our customers’ digital commerce sites, which includes the integration of complementary technologies and adaptation to back-end systems and/or business processes and the configuration and deployment of the site. We also provide training services for individuals who are part of the implementation, maintenance and optimization teams of our customers. In general, it takes on average six months to implement a new customer site on our platform. Incremental sites for a customer, including for additional brands or geographies, can be implemented in less than one month.

Deferred revenue primarily consists of the unearned portion of billed subscription and services fees. Once a customer’s subscription period has commenced, we typically invoice the customer on a monthly or quarterly basis. In addition, we generally invoice all or a portion of the first year subscription fees in advance upon customer contract execution as an initiation payment. Initiation payments are included in deferred revenue upon payment. For these reasons, our deferred revenue balance does not serve as a reliable indicator of our future subscription revenue.

Our cost of revenue and operating expenses have increased in absolute dollars over the last year due to our need to increase bandwidth and capacity to support customer revenue growth on our platform. We expect that our cost of revenue and operating expenses will continue to increase in absolute dollars as we continue to invest in our growth.

We believe the large and growing market for cloud commerce solutions will provide us with significant growth opportunities. As digital commerce transactions continue to account for a greater proportion of all retail sales and the brick and mortar store and ecommerce channels continue to converge, we believe that retailers and branded manufacturers will continue to enhance the performance and functionality of their digital commerce sites, increase their number of sites and expand their online presence to encompass multiple digital channels such as in-store digital solutions and will increasingly adopt a unified commerce platform strategy. Just as companies have increasingly chosen cloud solutions as an attractive alternative to costly and inflexible on-premise solutions for their enterprise-wide applications, we believe that retailers and branded manufacturers will increasingly adopt cloud solutions for their digital and retail commerce needs.

We are focused on growing our business by pursuing the significant market opportunity for cloud commerce solutions. We plan to grow our revenue by adding new customers and helping our existing customers increase their revenue processed on our platform by taking full advantage of the functionality of Demandware Commerce, by increasing the number of sites deployed by them by extending their online presence across multiple channels, including mobile applications, social networks, call centers and in-store applications and by adopting and applying our other solutions and functionalities, including point of sale and order management. We also plan to expand our customer base to include industry sectors, customer segments and geographic regions beyond those which we currently serve.

During 2014, we completed the acquisitions of Mainstreet Commerce LC, or Mainstreet, and CQuotient, Inc., or CQuotient. On January 12, 2015, we acquired Tomax, an enterprise software company that provides an integrated solution for retail point of sale and store operations and related services.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under “Results of Operations” and we discuss other key metrics below.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of ecommerce customers generating subscription revenue during the period. As of December 31, 2015, 2014 and 2013, we had 331, 267 and 204 customers, respectively. For more information about our customers, see “Business—Customers” in Part I, Item 1 of this Annual Report on Form 10-K.

Number of Customer Sites

Since our ecommerce customers generally operate more than one site across various geographies, channels and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of ecommerce customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of December 31, 2015, 2014 and 2013, our ecommerce customers were operating 1,506, 1,143 and 820 sites on our platform, respectively.

Subscription Dollar Retention Rate

We believe that our ability to retain our ecommerce customers and expand their digital commerce revenue growth on our software platform over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our subscription dollar retention rate. We calculate the subscription dollar retention rate by dividing the retained average ecommerce contract value of subscription revenue by the previous average ecommerce contract value of subscription revenue. We define retained average ecommerce contract value of subscription revenue as the average annual ecommerce contract value from committed subscription fees for all ecommerce contracts that renew in a given period. We define previous average ecommerce contract value of subscription revenue as the average annual ecommerce contract value from committed subscription fees for all ecommerce contracts that expire in that same period. Since our ecommerce customer contracts are typically three years, we have a limited history of quantifying our subscription dollar retention rate. However, although we have lost individual customers from time to time, our customers that have renewed their subscriptions have tended to increase their minimum subscription commitment level to align with their increasing gross revenue volumes. As a result, our subscription dollar retention rate has been above 100% in 2013, 2014 and 2015.

Total Contract Value Backlog

As of December 31, 2015, we had contract backlog, which consists of total committed minimum subscription fees under ecommerce contracts, plus our deferred revenue, of approximately $594.6 million compared with contract backlog of approximately $461.7 million as of December 31, 2014, due largely to the increase in number of new ecommerce customers and the increase in the amount of the total committed minimum subscription fees of new customers signed during 2015. Revenue for any period is a function of revenue recognized from deferred revenue, committed minimum subscription fees, and overage fees as well as contract renewals and new ecommerce customers on the platform during the period. Contract backlog does not include any anticipated overage fees, does not reflect an assumption for subscription dollar retention rates and does not reflect an assumption for customer renewals on a customer count basis. In 2013, 2014 and 2015, overage fees represented 33.2%, 27.0% and 22.3% of subscription revenue, respectively. As discussed above, our subscription dollar retention rates were greater than 100% in 2013, 2014 and 2015. As a result, for multi-year subscription contracts, the portion of the committed minimum subscription included in backlog will be higher at the beginning of the multi-year ecommerce contract than at the end of the contract and will typically increase when the contract is renewed. As a result, backlog at the beginning of any period is not necessarily indicative of future performance.

Unbilled contract backlog that we do not reasonably expect to be recognized as revenue within the year ending December 31, 2016 is $387.9 million, and unbilled contract backlog that we did not reasonably expect to be recognized as revenue within the year ended December 31, 2015 was $322.9 million. The unbilled contract backlog that we do not reasonably expect to be recognized as revenue during the year ending December 31, 2016 does not include any anticipated overage fees, does not make an assumption for contract renewal rates and does not make an assumption for customer churn. In addition, the unbilled contract backlog reflects an assumption as to when customers will launch digital commerce sites on our platform. As a result, unbilled contract backlog that we do not reasonably expect to be recognized within the year ending December 31, 2016 is not necessarily indicative of our performance in 2016 or in any future periods. Our presentation of backlog may differ from other companies in our industry.

Key Components of Our Results of Operations

Revenue

Subscription Revenue

We derive our subscription revenue from fees paid to us by our customers for their access to our cloud commerce solutions for a specified period of time. Fees for Demandware Digital are generally based on a revenue share of the total gross revenue our ecommerce customers processed through their sites operating on our platform, and generally include a committed level of gross revenue from which a minimum monthly, quarterly or annual, subscription fee is derived. Demandware Digital customer contracts are generally non-cancellable for a minimum period that is typically three years and ranges up to seven years. If Demandware Digital customers process more than their committed gross revenue, then we typically bill overage fees for the difference between the resulting revenue share and their committed minimum fee at the applicable rates in their contracts for the actual volume of revenue achieved. Overage fees represented 33.2%, 27.0% and 22.3% of subscription revenue for the years ended December 31, 2013, 2014 and 2015, respectively. The trend in the mix shift toward base subscription revenues versus subscription overage fees has been primarily driven by larger customers who have more visibility into the growth trajectory of their digital commerce businesses and therefore are comfortable committing to higher base fees and, to a lesser extent, customers with escalating subscription minimums during their three year contracts. In 2016, we expect the base subscription revenues versus subscription overage fees mix on an annual basis to be similar to 2015. If Demandware Digital customers process less than their committed gross revenue, no credits or refunds are given. Our order management and predictive email subscriptions are typically based on a per transaction or volume fee, which is common pricing for those capabilities, for a committed term.

Customers do not have the contractual right to take possession of our cloud software. The consideration allocated to the subscription for the aggregate minimum subscription fee is recognized on a straight-line basis over the subscription term once a customer’s subscription period has commenced. Should an ecommerce customer exceed the specified minimum levels of gross revenue processed, fees for customer gross revenue processed in excess of the committed minimum level are billed for the excess volume. We recognize revenue from the fees we receive for our customers’ gross revenue processed in excess of the committed minimum level in the period in which such gross revenue is processed and earned. We also derive revenue from annual solution support fees when the services are first activated. The annual solution support fees are recorded as deferred revenue and recognized as revenue ratably on a straight-line basis over the related subscription term. Activation fees paid by customers in connection with subscription services are deferred and recognized ratably over the longer of the term of the subscription agreement or the estimated expected life of the customer relationship. As we gain more experience with customer renewals, we continue to evaluate the estimated life of our customers. At December 31, 2015, the estimated expected life of our customers remains at just over six years.

Services Revenue

Services revenue consists primarily of implementation services, consulting services to support our customers once they are live on our solution, and training. Additionally, we provide managed services, maintenance and related support services to our non-subscription customer base. Our service arrangements for implementation, consulting and training services are billed on a fixed fee or time and materials basis. Our customers may also elect to use unrelated third parties to perform some of these services. Our managed services, maintenance and related support services are billed quarterly or annually in advance and are recognized over the contracted term. Other than our site readiness assessment offering, our professional services have standalone value and are recognized as revenue using the proportional performance method. Our typical service arrangement provides for payment to us within 30 to 60 days after invoice. Services revenue increased in 2015 compared to 2014 primarily driven by our recent acquisition of Tomax.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of hosting costs, data communications expenses, depreciation expenses associated with computer equipment, personnel and related costs, including salaries, bonuses, employee benefits  and stock compensation, software license fees and amortization expenses associated with capitalized software and acquired technology from acquisitions. In addition, we allocate a portion of overhead, such as rent, information technology, or IT, costs, depreciation and employee benefits costs, to cost of revenue based on headcount. Expenses related to the depreciation associated with computer equipment, hosting and data communications are affected by the number of customers using our cloud software, the complexity of their operations and the volume of transactions processed. We plan to continue to significantly expand our capacity to support our growth, which will result in higher cost of subscription revenue in absolute dollars.

Cost of Services Revenue

Cost of services revenue primarily consists of personnel and related costs, third party contractors and allocated overhead. Our cost of services revenue is expensed as the costs are incurred. Our cost associated with providing services has been significantly higher as a percentage of revenue than our cost of subscription revenue.

When we perform our services, we often supplement our internal resources with third party contractors. We also work with a variety of system integrators who frequently lead implementation efforts. Also, we have strategic relationships with companies who provide a full-service, comprehensive, end-to-end solution by combining our Demandware Commerce Cloud with a host of complementary services, and who also lead implementation efforts as part of this comprehensive service. The cost of these services will fluctuate from quarter to quarter based on the number of customers that are in the process of implementation, and also based on the extent to which the services are implemented by us or a third party.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, bonuses, employee benefits, stock-based compensation, commissions and contingent compensation related to our acquisitions; costs of marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities; and allocated overhead. We expense sales commissions when the customer contract is signed because our obligation to pay a sales commission arises at that time.

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in absolute dollars as we continue to expand our business both domestically and internationally. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, stock-based compensation and contingent compensation related to our acquisitions; the cost of certain third party contractors; and allocated overhead. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred.

We have focused our research and development efforts on continuously improving our solutions, including feature innovation as well as platform extension. We expect research and development expenses to increase in absolute dollars as we add new functionality on the platform, extend our reach into store applications and expand our platform scalability.

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

Interest Expense

Historically, interest expense consisted primarily of interest expense from our equipment notes payable and amortization of debt issuance costs. In September 2014, the equipment notes payable were fully paid off.

Other Income (Expense)

Other income (expense) consists of income and expense associated with fluctuations in foreign currency exchange rates and changes in fair value of foreign currency forward contracts. We expect other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

Income Tax (Benefit) Provision

Income tax provision is related to certain foreign and current state income taxes. As we have incurred operating losses in most periods to date and recorded a full valuation allowance against our U.S. federal and state net deferred tax assets, we have not historically recorded a deferred tax provision for federal and state income taxes. Income tax benefit is related to the release of valuation allowance that resulted from the recognition of the deferred tax liabilities in connection with our acquisitions.

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

We believe the assumptions and estimates associated with the following accounting policies have the greatest potential impact on our financial statements: revenue recognition and deferred revenue, accounting for stock-based compensation, accounting for business combinations, and goodwill and purchased intangible assets.

Revenue Recognition and Deferred Revenue

We generate revenue from sales of our cloud commerce solutions that leverage our proprietary technology, which are represented by subscription fees, activation fees and related professional services. Professional services include implementation services, consulting services to support our customers once they are live on our solution, and training, as well as managed services, maintenance and related support services for our non-subscription customer base.

We recognize revenue when persuasive evidence of an arrangement exists, delivery to customers has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. We do not recognize revenue in excess of the amounts for which we have the right to invoice in an annual subscription year.

In most instances, revenue from new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription fees, related activation fees that allow customers to access the solutions or capabilities, and professional services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscriptions have standalone value because they are routinely sold separately by us.

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

We allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence, or VSOE, if available, third party evidence, or TPE, if VSOE is not available, or best estimated selling price, or BESP, if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for certain elements of our arrangements, we establish the BESP for these elements primarily by considering historical sales prices when sold on a standalone basis along with other factors such as gross margin objectives, pricing practices, growth strategy and geographic market conditions.

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

Deferred revenue primarily consists of the unearned portion of billed subscription and services fees. Once a customer’s subscription period has commenced, we typically invoice customers on a monthly or quarterly basis. In addition, we generally invoice all or a portion of the first year subscription fees in advance upon customer contract execution as an initiation payment. Initiation payments are included in deferred revenue upon payment.

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

The fair value of our restricted stock awards is based on the closing price of our common stock on the award grant date. The fair value of our stock option awards as of the date of grant is estimated using the Black-Scholes option-pricing model. Determining the fair value of stock option awards under this model requires judgment, including estimating the value per share of our common stock, volatility, expected term of the awards, estimated dividend yield and the risk-free interest rate. The assumptions used in calculating the fair value of stock option awards represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, stock-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.

In determining the fair value of our stock option awards, we base the majority of our estimates of expected volatility using volatility data from comparable public companies in similar industries and markets because there is currently limited public market history for our common stock, and therefore, a lack of market-based company-specific historical and implied volatility information. The risk-free interest rate assumption was based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. The weighted-average expected life for employee options reflects the application of the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The simplified method has been used since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of our life.

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

Stock-based compensation expense is expected to increase in 2016 compared to 2015 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.

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

Goodwill and Purchased Intangible Assets

We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but is evaluated for impairment annually on November 30th or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We evaluate impairment by comparing the estimated fair value of the reporting unit to its carrying value. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of the reporting unit involve the application of judgment potentially affecting the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position. Based on our most recent assessment, there was no goodwill impairment.

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

No impairments losses have been recognized in the years ended December 31, 2015, 2014 and 2013.

Results of Operations

The following table sets forth our consolidated statements of operations data for each of the periods indicated as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue:
Subscription	84.7%	90.9%	89.8%
Services	15.3	9.1	10.2
Total revenue	100.0	100.0	100.0
Cost of revenue:
Subscription	16.9	16.8	16.1
Services	11.5	9.4	10.2
Total cost of revenue	28.4	26.2	26.3
Gross profit	71.6	73.8	73.7
Operating expenses:
Sales and marketing	42.5	46.3	49.1
Research and development	27.5	21.8	19.5
General and administrative	19.5	23.0	21.9
Total operating expenses	89.5	91.1	90.5
Loss from operations	(17.9)	(17.3)	(16.8)
Other income (expense), net	0.4	(0.8)	0.5
Loss before income taxes	(17.5)	(18.1)	(16.3)
Income tax (benefit) provision	(2.0)	(1.3)	0.6
Net loss	(15.5)	(16.8)	(16.9)
Less: Net loss attributable to noncontrolling interest	(0.2)	0.0	0.0
Net loss attributable to Demandware	(15.3)	(16.8)	(16.9)

Revenue

				Change from		Change from
	Year Ended December 31,			2014 to 2015		2013 to 2014
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
Subscription revenue	$200,952	$145,879	$95,733	$55,073	37.8%	$50,146	52.4%
Percentage of total revenue	84.7%	90.9%	89.8%
Services revenue	$36,327	$14,674	$10,881	$21,653	147.6%	$3,793	34.9%
Percentage of total revenue	15.3%	9.1%	10.2%

Subscription revenue. Subscription revenue increased by $55.1 million, or 37.8%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was driven by an increase of $35.2 million in revenue from new ecommerce customers as well as an increase of $19.9 million in revenue from existing ecommerce customers in the 2015 period. We had 331 ecommerce customers and 1,506 sites operating on our Demandware Digital solution as of December 31, 2015, an increase from 267 ecommerce customers and 1,143 sites operating on our Demandware Digital solution as of December 31, 2014. The increase in revenue from existing customers resulted from both growth in revenues from existing sites and the launch of additional sites in the year ended December 31, 2015. Revenue realized from overage fees from both new and existing customers increased from $39.4 million to $44.8 million, and represented 27.0% and 22.3% of subscription revenue for the years ended December 31, 2014 and 2015, respectively. The mix of base versus overage is often a function of where customers are in their contract cycle, which drove subscription revenue mix for the year ended December 31, 2015.

Subscription revenue increased by $50.1 million, or 52.4%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was driven by an increase of $25.5 million in revenue from new customers as well as an increase of $24.6 million in revenue from existing customers in the 2014 period. We had 267 ecommerce customers and 1,143 sites operating on Demandware Digital solution as of December 31, 2014, an increase from 204 ecommerce customers and 820 sites operating on our Demandware Digital solution as of December 31, 2013. The increase in revenue from existing customers resulted from both growth in revenues from existing sites and the launch of additional sites in the year ended December 31, 2014. Revenue realized from overage fees from both new and existing customers increased from $31.8 million to $39.4 million, and represented 33.2% and 27.0% of subscription revenue for the years ended December 31, 2013 and 2014, respectively.

Services revenue. Services revenue increased by $21.7 million, or 147.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to a $14.8 million increase in managed services, maintenance and related support revenue from our non-subscription customer base. Revenue recognized from both our subscription and non-subscription customer base related to ongoing professional services engagements increased $5.5 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily attributable to an increase in our non-subscription customer base as a result of the Tomax acquisition as well as an increase in the number of subscription customers implementing our platform during the year. Revenue from our marketing events, such as our annual North America and European customer conferences, increased by $0.8 million in the year ended December 31, 2015, due to increased sponsorships and participant attendance. Additionally, fees received from our network of partners increased $0.5 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 as we continued to grow our LINK program.

Services revenue increased by $3.8 million, or 34.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Revenue recognized from implementation services increased $0.2 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to an increase in the number of customers implementing our platform during the year. We also recognized an increase of $2.3 million of service and training revenues performed after our customers launched their sites on our platform during the year ended December 31, 2014 compared to the same period in 2013. Additionally, fees received from our network of partners increased $0.8 million during the year ended December 31, 2014 as compared to the same 2013 period as we continued to grow our LINK program. Finally, fees received from sponsors of and participants attending our global customer conferences increased $0.5 million during the same period of 2014 over 2013.

Cost of Revenue

				Change from		Change from
	Year Ended December 31,			2014 to 2015		2013 to 2014
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
Cost of subscription revenue	$40,166	$26,933	$17,157	$13,233	49.1%	$9,776	57.0%
Percentage of subscription revenue	20.0%	18.5%	17.9%
Gross margin	80.0%	81.5%	82.1%
Cost of services revenue	$27,299	$15,115	$10,860	$12,184	80.6%	$4,255	39.2%
Percentage of services revenue	75.1%	103.0%	99.8%
Gross margin	24.9%	(3.0)%	0.2%

Cost of subscription revenue. Cost of subscription revenue increased $13.2 million, or 49.1%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily attributable to $3.8 million of increased depreciation, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity and $2.4 million of increased network infrastructure and bandwidth expenses. In addition, we increased headcount in our support and technical operations teams and as a result, our personnel and related expenses, such as salaries, bonuses, employee benefits and stock compensation, increased $3.6 million in the year ended December 31, 2015. Finally, amortization expense increased by $3.3 million as compared to the year ended December 31, 2014 due to the increase in our intangible assets related to acquisitions.

Cost of subscription revenue increased $9.8 million, or 57.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributable to $1.9 million of increased depreciation, maintenance, and equipment and software support expenses associated with equipment for our data centers and $3.2 million of increased hosting and bandwidth expenses due to an expansion of our capacity to accommodate the growth during the 2014 period. In addition, we increased headcount in our support and technical operations teams throughout 2014 and as a result, our personnel and related expenses, such as salaries, bonuses, employee benefits and stock compensation, increased $3.4 million in 2014. Finally, we incurred a $1.2 million expense due to the amortization of intangibles related to our acquisitions.

Cost of services revenue. Cost of services revenue increased $12.2 million, or 80.6%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily attributable to $9.8 million of increased personnel and related expenses resulting from our increased headcount, of which $1.2 million related to stock compensation expense. The increase in headcount was partially driven by the acquisition of Tomax in January 2015. We also incurred $0.3 million of increased travel and entertainment expenses and $2.1 million of increased costs, such as rent and IT costs, as a direct result of the increase in headcount.

Cost of services revenue increased $4.3 million, or 39.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributable to $3.6 million of increased personnel and related expenses, of which $0.8 million related to stock compensation expense. We also incurred $0.2 million of increased travel and entertainment expenses and $0.4 million of increased costs, such as rent and IT costs, as a direct result of the increase in headcount.

Operating Expenses

Sales and Marketing

				Change from		Change from
	Year Ended December 31,			2014 to 2015		2013 to 2014
	2015	2014	2013	$ %		$ %
	(dollars in thousands)
Sales and marketing	$100,865	$74,432	$52,384	$26,433	35.5%	$22,048	42.1%
Percentage of total revenue	42.5%	46.4%	49.1%

Sales and marketing expenses for the year ended December 31, 2015 increased by $26.4 million, or 35.5%, compared to the year ended December 31, 2014. The increase was attributable to our continued expansion in new and existing markets. We have continued to add employees within our direct sales, customer success and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $17.5 million of increased personnel and related expenses, of which $3.8 million was related to stock compensation expense and $2.8 million was related to contingent compensation expense related to acquisitions. Marketing program expenses increased $4.3 million in 2015 as we increased the level of spending to enhance our global brand. We also incurred $2.1 million of increased travel and entertainment expenses and $2.0 million of increased facility and infrastructure costs in the period as a result of the increase in headcount. Additionally, we incurred a $0.4 million increase in amortization expense from intangible assets related to acquisitions.

Sales and marketing expenses for the year ended December 31, 2014 increased by $22.0 million, or 42.1%, compared to the year ended December 31, 2013. The increase was attributable to the continued expansion to address increased opportunities in new and existing markets. Throughout 2014, we added employees within our direct sales, retail practice and marketing organizations in North America, Europe, and Asia Pacific, which contributed to $17.6 million of increased personnel and related expenses, of which $3.0 million was related to stock compensation expense. Additionally, we incurred $1.3 million of increased travel and entertainment expenses and $1.0 million of increased costs such as rent, IT costs and depreciation and amortization expenses as a result of our growth. Additionally, marketing program expenses increased $2.5 million in 2014 as we increased the size of our annual global customer conferences and also increased the level of spending to enhance our global brand. These increases in expenses were partially offset by a decrease of $0.5 million of business and corporate development expenses in 2014.

Research and Development

				Change from		Change from
	Year Ended December 31,			2014 to 2015		2013 to 2014
	2015	2014	2013	$ %		$ %
	(dollars in thousands)
Research and development	$65,342	$34,983	$20,787	$30,359	86.8%	$14,196	68.3%
Percentage of total revenue	27.5%	21.8%	19.5%

Research and development expenses for the year ended December 31, 2015 increased by $30.4 million, or 86.8%, compared to the year ended December 31, 2014. The increase was attributable to investments made to enhance and improve the functionality of our commerce platform. We increased our engineering headcount, which contributed to increased personnel and related expenses of $26.8 million, of which $4.4 million was related to stock compensation expense and $5.9 million was related to contingent compensation expense related to acquisitions. The increase in headcount was partially driven by the acquisition of Tomax in January 2015. We also incurred $0.4 million of increased travel and entertainment expenses and $2.9 million of increased facility and infrastructure costs as a direct result of the increase in headcount.

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

General and Administrative

				Change from		Change from
	Year Ended December 31,			2014 to 2015		2013 to 2014
	2015	2014	2013	$ %		$ %
	(dollars in thousands)
General and administrative	$46,272	$36,882	$23,337	$9,390	25.5%	$13,545	58.0%
Percentage of total revenue	19.5%	23.0%	21.9%

General and administrative expenses for the year ended December 31, 2015 increased by $9.4 million, or 25.5%, compared to the year ended December 31, 2014. Personnel and related expenses increased by $5.6 million, of which $0.5 million was related to stock compensation expense. We also incurred increased facility and infrastructure costs of $2.4 million as a direct result of the increase in headcount. The remaining increase was primarily attributable to $0.6 million of increased travel and entertainment expenses as a result of our growth and $0.8 million of increased bad debt expense as a result of customer bankruptcies.

General and administrative expenses for the year ended December 31, 2014 increased by $13.5 million, or 58.0%, compared to the year ended December 31, 2013. The increase was attributable to increased employee-related costs and professional fees to support our growing business. We incurred increased personnel and related costs of $9.7 million, of which $3.9 million was related to stock compensation expense. We also incurred increased professional fees of $0.3 million for legal services to support the expansion and growth of our business as well as increased audit and tax services of $0.5 million in 2014. Additionally, in the year ended December 31, 2014 we incurred $0.2 million of increased travel and entertainment expenses and $1.5 million of increased allocated overhead costs, such as rent, IT costs and depreciation and amortization expenses as a result of our growth compared to the year ended December 31, 2013. We also incurred an increase of $0.2 million of bad debt expense and $1.6 million of increased corporate development and related professional fees. These increases were partially offset by a decrease in other tax expense of $0.6 million due to the rejection of value added tax refund applications in 2013 for our PODs that were shipped to Europe in prior years.

Other Income (Expense)

				Change from		Change from
	Year Ended December 31,			2014 to 2015		2013 to 2014
	2015	2014	2013	$ %		$ %
	(dollars in thousands)
Other income (expense), net	$832	$(1,318)	$483	$2,150	(163.1)%	$(1,801)	(372.9)%
Percentage of total revenue	0.4%	(0.8)%	0.5%

Other income of $0.8 million for the year ended December 31, 2015 increased by $2.2 million, or 163.1%, over other expense of $1.3 million for the year ended December 31, 2014. The increase was primarily attributable to a $1.1 million decrease in foreign exchange losses related to the fluctuations in the British Pounds Sterling and Euro in relation to the U.S. dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014, and a $0.7 million increase in foreign exchange gains generated from our short-term foreign currency forward contracts. In addition, interest income increased by $0.1 million and interest expense decrease by $0.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Other expense of $1.3 million for the year ended December 31, 2014 increased $1.8 million, or 372.9%, over other income of $0.5 million for the year ended December 31, 2013. The increase was attributed to a $2.0 million increase in foreign exchange losses related to fluctuations in the British Pounds Sterling and Euro in relation to the U.S. dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013, partially offset by an increase of $0.1 million in investment income and a decrease of $0.1 million in interest expense during the 2014 period.

Income Tax (Benefit) Provision

				Change from		Change from
	Year Ended December 31,			2014 to 2015		2013 to 2014
	2015	2014	2013	$ %		$ %
	(dollars in thousands)
Income tax (benefit) provision	$(4,832)	$(2,050)	$574	$(2,782)	135.7%	$(2,624)	(457.1)%
Effective tax rate	(11.6)%	(7.0)%	3.3%

The effective income tax rate for the year ended December 31, 2015 was (11.6)%, compared to (7.0)% for the year ended December 31, 2014. The effective tax rate for the year ended December 31, 2015 was primarily driven by the release of $6.1 million of valuation allowance resulting from the recognition of the deferred tax liabilities in the Tomax acquisition, which provided evidence to support the recoverability of the deferred tax asset. The effective tax rate was partially offset by income from our foreign subsidiaries, which are subject to local income taxes.

The effective income tax rate for the year ended 2014 was (7.0)%, compared to 3.3% for the year ended 2013. The effective tax rate for the year ended 2014 was primarily the result of the release of $3.0 million of valuation allowance resulting from the recognition of the deferred tax liabilities in the CQuotient acquisition, which provided evidence to support the recoverability of the deferred tax asset. The effective tax rate was partially offset by income from our foreign subsidiaries, which are subject to local income taxes.

Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$14,877	$3,619	$9,047
Net cash (used in) provided by investing activities	(65,763)	(91,003)	4,812
Net cash provided by financing activities	7,829	4,821	169,422
Effect of exchange rates on cash and cash equivalents	(781)	(1,035)	267
(Decrease) Increase in cash and cash equivalents	(43,838)	(83,598)	183,548

To date, we have financed our operations primarily through cash from operations and the sale of equity securities.

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

Our cash, cash equivalents and short-term investments totaled $197.0 million at December 31, 2015. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate bonds, certificates of deposit, municipal securities and U.S. government agency bonds.

At December 31, 2015, our principal sources of liquidity were $115.0 million of cash and cash equivalents.

We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. In January 2015, we acquired Tomax, an enterprise software company that provides an integrated solution for retail point of sale and store operations, for total cash consideration of approximately $60 million. We are required to pay additional consideration of up to $15 million, payable in cash or shares of our common stock at our option, to the former Tomax equityholders on the first and second anniversary of the date of acquisition, contingent upon the continued employment of certain key employees of Tomax. In January 2016, we made a payment of approximately $7.5 million in cash to the former Tomax equityholders as the conditions for its release had been fulfilled. Further, we expect to incur additional expenses in connection with our continued international expansion. We believe that our cash and cash equivalents are adequate to fund those potential or anticipated activities.

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

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing and research and development, which may require the use of cash raised from our follow-on offering for such additional expansion and expenditures.

Net Cash Provided by Operating Activities

Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the growth of our business, the increase in the number of customers using our cloud software and services and the amount and timing of customer payments. Cash provided by operating activities has historically resulted from net losses driven by sales of subscriptions to our cloud software and services and adjusted for non-cash expense items such as depreciation and amortization of property and equipment, stock-based compensation, bad debt expense and deferred income taxes. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of, our invoicing of, and our receipt of payments from, our customers. We have generally experienced an increase in fees invoiced in the fourth quarter of each year mainly due to billings associated with revenue realized from subscription overage fees. As a result, we have also experienced increased levels of customer payments during the first quarter of each year, related to the customer receipts from fourth quarter invoices. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash provided by operating activities of $14.9 million during 2015 was a result of significant increased revenue due to the growth of our business, although we have continued to make significant investments in headcount, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. During 2015, $46.6 million, or 126%, of our net loss of $37.0 million consisted of non-cash expenses, primarily including $36.7 million of stock-based compensation, $12.7 million of depreciation and amortization, $1.4 million of bad debt expense, $0.6 million of consulting expense settled with stock awards and $0.4 million of amortization of premiums on marketable securities, which was partially offset by $5.9 million of deferred income taxes benefits.

Cash provided by operating activities during 2015 also included a $10.4 million increase in accrued expenses attributable to increased expenses associated with the growth of the company, an increase in payroll and other related costs due to our increased headcount, and an increase in accrued acquisition related contingent compensation. Additionally, cash provided by operating activities included a $7.0 million increase in deferred revenue as the number of new customers increased which resulted in higher monthly, quarterly and annual billings in 2015. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $10.7 million increase in accounts receivable attributable to higher billings in the fourth quarter of 2015 due to the growth in our customer base and fourth quarter revenue seasonality, as well as $1.9 million additional lease deposit payments made for new office leases we entered into in 2015 as a result of the increase in headcount.

Cash provided by operating activities of $3.6 million during 2014 was a result of significant increased revenue due to the growth of our business, although we continued to make significant investments in headcount, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. During 2014, $32.6 million, or 120%, of our net loss of $27.1 million consisted of non-cash items, primarily including $26.6 million in stock-based compensation, $6.6 million of depreciation and amortization, $0.7 million of bad debt expense, and $0.8 million of amortization of premiums on marketable securities, which was offset by $2.8 million of deferred income tax benefits.

Cash provided by operating activities during 2014 also included an $8.0 million increase in accrued expenses attributable to increased expenses associated with the growth of the company as well as an increase in commissions due to new customer acquisition. Additionally, cash provided by operating activities included an $8.0 million increase in deferred revenue as the number of new customers increased which resulted in higher monthly, quarterly and annual billings in 2014. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $13.9 million increase in accounts receivable attributable to higher billings in the fourth quarter of 2014 due to the growth in our customer base and fourth quarter revenue seasonality, a $4.2 million increase in prepaid and other current assets, which was primarily due to the remaining deposit of $3.7 million in an escrow account to fund payments to key Mainstreet employees for post-combination employment services related to the acquisition of Mainstreet.

Cash provided by operating activities of $9.0 million during 2013 was a result of significant increased revenue due to the growth of our business although we continued to make significant investments in headcount, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. During 2013, $20.9 million, or 116%, of our net loss of $18.0 million consisted of non-cash items, primarily including $14.7 million in stock-based compensation,

$4.4 million of depreciation and amortization, $0.5 million of bad debt expense, a $0.7 million write-off of an other current asset, and $0.6 million amortization of premiums on marketable securities.

Cash provided by operating activities during 2013 also included an $8.8 million increase in accrued expenses attributable to increased expenses associated with the growth of the company as well as an increase in commissions due to new customer acquisition. Additionally, cash provided by operating activities included an $8.8 million increase in deferred revenue as the number of new customers increased which resulted in higher monthly, quarterly and annual billings in 2013. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $9.7 million increase in accounts receivable attributable to higher billings in the fourth quarter of 2013 due to the growth in our customer base and fourth quarter revenue seasonality and a $1.0 million increase in prepaid and other current assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors.

Net Cash (Used In) Provided by Investing Activities

Our primary investing activities have consisted of purchases, offset by maturities, of investments, purchases of computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce, development work performed to add new functionalities to our commerce platform as well as funding acquisitions. As our business grows, we expect our capital expenditures, software development, acquisitions and our investment activity to continue to increase.

For the year ended December 31, 2015, cash used in investing activities of $65.8 million comprised of $114.3 million for purchases of marketable securities, $15.8 million for purchases of property and equipment, $1.9 million for development of internal use software and a total of $54.7 million in cash payments, net of cash acquired, for the acquisition of Tomax. These cash outflows were partially offset by the sale and maturity of $121.0 million of marketable securities during 2015. In general, our purchases of property and equipment were primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount. Our development of internal use software represented work performed to add new functionalities to our commerce platform.

For the year ended December 31, 2014, cash used in investing activities of $91.0 million comprised of $132.8 million for purchases of marketable securities, $9.2 million for purchases of property and equipment and a total of $33.3 million in cash payments, net of cash acquired, for the acquisitions of Mainstreet and CQuotient. These cash outflows were partially offset by the sales and maturity of $84.2 million of marketable securities during 2014. In general, our purchases of property and equipment were primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

For the year ended December 31, 2013, cash provided by investing activities of $4.8 million was comprised primarily of $67.5 million of marketable securities maturing in 2013, which were partially offset by $56.9 million for purchases of marketable securities and $5.6 million for purchases of property and equipment. Our purchases of property and equipment were primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

Net Cash Provided by Financing Activities

Our primary financing activities have consisted of capital raised to fund our operations, proceeds received from exercises of stock options and share purchases under our employee stock purchase plan and contributions received from a noncontrolling interest, as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in our third party provided data centers.

For the year ended December 31, 2015, cash provided by financing activities of $7.8 million consisted of $6.2 million in proceeds from the exercise of stock options and $1.6 million in proceeds from shares purchased under our employee stock purchase plan.

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

Contractual Obligations and Commitments

Our principal commitments consist of lease obligations for our office space and contractual commitments for hosting and other support services. The following table summarizes these contractual obligations at December 31, 2015:

	Payment Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$36,836	$6,425	$12,703	$9,295	$8,413
Hosting agreements	5,966	3,885	2,081	—	—
	$42,802	$10,310	$14,784	$9,295	$8,413

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

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and setting credit limits as we deem appropriate. In addition, our investment strategy currently has been to invest in financial instruments that are highly liquid and readily convertible into cash. We have invested $103.6 million in money market funds and certificates of deposit with an average maturity of two days, classified as cash equivalents, and have invested $82.0 million in municipal securities, corporate bonds, certificates of deposit and U.S. government agency bonds, classified as available-for-sale securities, with maturities ranging between four and 12 months as of December 31, 2015.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents and short-term investments consisted of money market funds, corporate bonds, certificates of deposit, municipal securities and U.S. government agency bonds. At December 31, 2015, we had cash equivalents and short-term investments of $185.6 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our revenue has been denominated in U.S. dollars, Euros, British Pounds Sterling, Canadian dollars, Australian dollars, Japanese Yen and New Zealand dollars. An immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at December 31, 2015 would have a $1.5 million adverse impact on our total accounts receivable balance at December 31, 2015. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, Germany, the United Kingdom and France. More than one quarter of our employees are employed outside of the United States. Increases and decreases in our foreign currency denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign currency denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. We will continue to reassess our approach to managing this risk. We do not enter into financial instruments for trading or speculative purposes.

We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses, are recognized in other income (expense). Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to stockholders’ equity which is reflected in our balance sheet under accumulated other comprehensive loss.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Demandware, Inc.

Burlington, Massachusetts

We have audited the accompanying consolidated balance sheets of Demandware, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Demandware, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 26, 2016

DEMANDWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$114,989	$158,827
Short-term investments	82,020	84,880
Accounts receivable—net of allowance for doubtful accounts of $1,328 and $525 at December 31, 2015 and 2014, respectively	60,793	42,441
Prepaid expenses and other current assets	8,424	8,564
Total current assets	266,226	294,712
Property and equipment, net	21,862	14,028
Intangible assets, net	23,805	10,266
Goodwill	59,465	24,379
Other assets	6,040	1,785
Total assets	$377,398	$345,170
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	2,866	3,581
Accrued expenses	37,287	25,153
Deferred revenue	31,426	22,799
Total current liabilities	71,579	51,533
Deferred revenue	15,133	12,168
Other long-term liabilities	2,763	1,424
Total liabilities	89,475	65,125
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	457	823
Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized	—	—
Common stock, $0.01 par value per share—240,000 shares authorized; 36,224 and 35,281 shares issued and 36,224 and 35,279 shares outstanding at December 31, 2015 and 2014, respectively	362	353
Additional paid-in capital	437,137	391,896
Treasury stock, at cost (2 shares at December 31, 2014)	—	(137)
Accumulated other comprehensive loss	(858)	(352)
Accumulated deficit	(149,175)	(112,538)
Total stockholders’ equity	287,466	279,222
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$377,398	$345,170

The accompanying notes are an integral part of these consolidated financial statements.

DEMANDWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription	$200,952	$145,879	$95,733
Services	36,327	14,674	10,881
Total revenue	237,279	160,553	106,614
Cost of revenue:
Subscription	40,166	26,933	17,157
Services	27,299	15,115	10,860
Total cost of revenue	67,465	42,048	28,017
Gross profit	169,814	118,505	78,597
Operating expenses:
Sales and marketing	100,865	74,432	52,384
Research and development	65,342	34,983	20,787
General and administrative	46,272	36,882	23,337
Total operating expenses	212,479	146,297	96,508
Loss from operations	(42,665)	(27,792)	(17,911)
Other income (expense):
Interest income	437	312	210
Interest expense	—	(108)	(255)
Other income (expense)	395	(1,522)	528
Other income (expense), net	832	(1,318)	483
Loss before income taxes	(41,833)	(29,110)	(17,428)
Income tax (benefit) provision	(4,832)	(2,050)	574
Net loss	(37,001)	(27,060)	(18,002)
Less: Net loss attributable to noncontrolling interest	(364)	(7)	—
Net loss attributable to Demandware	$(36,637)	$(27,053)	$(18,002)
Net loss per share attributable to Demandware, basic and diluted	$(1.02)	$(0.78)	$(0.58)
Weighted average number of common shares outstanding, basic and diluted	35,793	34,806	30,795

The accompanying notes are an integral part of these consolidated financial statements.

DEMANDWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(37,001)	$(27,060)	$(18,002)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(470)	(405)	93
Unrealized loss on marketable securities, net of tax	(38)	(11)	(12)
Other comprehensive (loss) income	(508)	(416)	81
Total comprehensive loss	(37,509)	(27,476)	(17,921)
Less: Net loss attributable to noncontrolling interest	(364)	(7)	—
Less: Other comprehensive loss attributable to noncontrolling interest	(2)	—	—
Total comprehensive loss attributable to Demandware	$(37,143)	$(27,469)	$(17,921)

The accompanying notes are an integral part of these consolidated financial statements.

DEMANDWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock $0.01 par value		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
BALANCE—December 31, 2012	29,842	$298	—	$—	$170,997	$(17)	$(67,483)	$103,795
Stock-based compensation					14,688			14,688
Exercise of common stock options	1,247	13			7,935			7,948
Vesting of restricted stock	167	2			(2)			—
Issuance of common stock through employee stock purchase program	15				544			544
Issuance of common stock in connection with public offering, net of issuance costs of $482	2,997	30			162,604			162,634
Net loss							(18,002)	(18,002)
Other comprehensive income						81		81
BALANCE—December 31, 2013	34,268	343	—	—	356,766	64	(85,485)	271,688
Stock-based compensation					26,348			26,348
Nonemployee stock-based compensation					553			553
Exercise of common stock options	572	6			6,842			6,848
Vesting of restricted stock	414	4			(4)			—
Issuance of common stock through employee stock purchase program	27				1,391			1,391
Treasury stock activity			2	(137)				(137)
Net loss attributable to Demandware							(27,053)	(27,053)
Other comprehensive loss attributable to Demandware						(416)		(416)
BALANCE—December 31, 2014	35,281	353	2	(137)	391,896	(352)	(112,538)	279,222
Stock-based compensation					36,926			36,926
Nonemployee stock-based compensation					632			632
Exercise of common stock options	368	4			6,245			6,249
Vesting of restricted stock	543	5			(5)			—
Issuance of common stock through employee stock purchase program	34	—			1,580			1,580
Retirement of treasury stock	(2)	—	(2)	137	(137)			—
Net loss attributable to Demandware							(36,637)	(36,637)
Other comprehensive loss attributable to Demandware						(506)		(506)
BALANCE—December 31, 2015	36,224	$362	—	$—	$437,137	$(858)	$(149,175)	$287,466

The accompanying notes are an integral part of these consolidated financial statements.

DEMANDWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,001)	$(27,060)	$(18,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,729	6,601	4,385
Consulting expense settled with stock awards	632	553	—
Bad debt expense	1,445	671	497
Stock-based compensation	36,720	26,630	14,688
Deferred income taxes	(5,890)	(2,798)	—
Amortization of premium on marketable securities	411	802	564
Write-off of other current asset	—	—	698
Other non-cash reconciling items	524	126	22
Changes in operating assets and liabilities:
Accounts receivable	(10,689)	(13,856)	(9,684)
Prepaid expenses and other current assets	1,646	(4,207)	(973)
Accounts payable	(178)	399	(274)
Accrued expenses	10,392	8,019	8,843
Deferred revenue	6,982	8,045	8,841
Other assets and liabilities	(2,846)	(306)	(558)
Net cash provided by operating activities	14,877	3,619	9,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,767)	(9,180)	(5,731)
Development of internal use software	(1,927)	—	—
Purchase of marketable securities	(114,312)	(132,750)	(56,921)
Sale and maturity of marketable securities	120,976	84,191	67,464
Acquisition, net of cash acquired	(54,733)	(33,264)	—
Net cash (used in) provided by investing activities	(65,763)	(91,003)	4,812
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of underwriting discounts and commissions	—	—	162,634
Proceeds from shares purchased under Employee Stock Purchase Plan	1,580	1,391	544
Proceeds from exercise of stock options	6,249	6,848	7,948
Proceeds from issuance of notes payable	—	—	1,997
Payments of equipment notes	—	(3,345)	(2,757)
Contribution from redeemable noncontrolling interests	—	830	—
Treasury stock repurchase	—	(137)	—
Payments of software financing agreement	—	(766)	(944)
Net cash provided by financing activities	7,829	4,821	169,422
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(781)	(1,035)	267
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,838)	(83,598)	183,548
CASH AND CASH EQUIVALENTS—Beginning of year	158,827	242,425	58,877
CASH AND CASH EQUIVALENTS—End of year	$114,989	$158,827	$242,425
SUPPLEMENTARY INFORMATION:
Interest paid	$—	$101	$242
Income taxes paid	$847	$759	$297
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accounts payable and accrued expenses	$81	$669	$554
Stock based compensation capitalized as internal use software	206	—	—
Software license technical support acquired by assuming directly related liabilities	—	—	561

The accompanying notes are an integral part of these consolidated financial statements.

DEMANDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Company Overview— Demandware, Inc. (the “Company”) provides enterprise-class cloud commerce solutions for retailers and branded manufacturers, including solutions for digital commerce and point of sale, as well as order management and predictive intelligence capabilities. The Company’s Demandware Commerce offering is a combination of the Company’s cloud platform, community and related services that enables customers to establish and execute complex digital commerce strategies. Demandware Commerce facilitates global expansion, omni-channel processes, multi-brand and multi-site rollouts, predictive merchandising and in-store operations. The foundation of the Company’s offering is the Company’s technology platform, the Demandware Commerce Cloud. Through the Company’s highly scalable, secure and open platform, the Company’s customers create seamless brand experiences to reach their consumers across all digital touch points globally, including ecommerce sites, mobile applications, social media channels and in the store.

The Company sells subscriptions to its cloud software and related services through both a direct sales force and indirect channels. The Company’s current customers consist primarily of retailers and branded manufacturers that operate principally in the following vertical markets: apparel and footwear, health and beauty, home and garden, sporting goods, general merchandise and other categories.

The Company conducts its domestic operations through its headquarters in Burlington, Massachusetts and conducts its international operations through its direct and indirect subsidiaries in Germany, the United Kingdom, France, Sweden, Italy, the Netherlands, Australia, China, Hong Kong and India and its joint venture in Japan.

Basis of Presentation and Consolidation—The consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. All intercompany transactions have been eliminated in consolidation. Tomax Corporation’s results of operations have been included in the Company’s consolidated financial statements since January 12, 2015, the date of acquisition (see Note 4).

Changes in Presentation—Changes have been made to the presentation of other current liabilities within the consolidated balance sheet as these amounts are now included in accrued expenses. Additionally, deferred rent expense in the consolidated statement of cash flows, previously included as an adjustment to reconcile net loss to net cash provided by operating activities, is now presented as a change in operating assets and liabilities in the current year presentation.

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

Derivative Instruments— The Company is exposed to foreign currency exchange rate risk relating to its ongoing business operations. Forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk and are intended to offset economic exposures of the Company. The Company does not use derivative financial instruments for trading or speculative purposes. The Company does not designate these forward contracts as hedging instruments and these contracts are carried at fair value with changes in value recorded in operations as other income (expense). Cash flows from these forward contracts are reported in the consolidated statement of cash flows under cash flows from operating activities. See Note 6 for further discussion.

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Translation gains or losses are included as a component of accumulated other comprehensive loss in the accompanying consolidated statements of stockholders’ equity. Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income (expense) in the accompanying consolidated statements of operations as incurred. For the years ended December 31, 2015, 2014 and 2013, foreign currency transaction (losses) gains of $(0.6) million, $(1.7) million and $0.6 million, respectively, are included in other income (expense) in the accompanying consolidated statements of operations. The foreign currency transaction losses during the years ended December 31, 2015 and 2014 were offset by gains on foreign currency forward contracts of $1.0 million and $0.3 million, respectively. No foreign currency forward contracts were entered into during the year ended December 31, 2013.

Cash Equivalents and Short-Term Investments—The Company considers all highly liquid investments maturing within 90 days from the date of purchase to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. As of December 31, 2015, $101.7 million of the Company’s cash equivalents were invested in money market funds, and $1.9 million in marketable securities. As of December 31, 2014, $140.1 million of the Company’s cash equivalents were invested in money market funds and $2.5 million in marketable securities.

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

Accounts Receivable—Accounts receivable represent trade receivables from customers when the Company has invoiced for software subscriptions and/or services and it has not yet received payment. The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable, and presents accounts receivable net of this allowance. The allowance is based upon a number of factors including the credit worthiness of customers, the Company’s historical experience with customers, the age of the receivable, insolvency filings and current market and economic conditions. Such factors are reviewed and updated by the Company on a quarterly basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Activity within the allowance for doubtful accounts is as follows, (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$525	$459	$—
Charges	1,445	671	497
Write-offs	(642)	(605)	(38)
Balance at end of year	$1,328	$525	$459

Concentrations of Credit Risk and Significant Customers—Financial instruments that potentially expose the Company to concentrations of credit risk include cash, cash equivalents, marketable securities, foreign currency forward contracts and accounts receivable. The Company maintains substantially all of its cash, cash equivalents, marketable securities and foreign currency forward contracts with financial institutions that management believes are of high credit quality. To manage credit risk related to accounts receivable, the Company evaluates the allowances for potential credit losses. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

As of December 31, 2015 and 2014, no single customer comprised more than 10% of accounts receivable. For the years ended December 31, 2015, 2014 and 2013, no single customer comprised more than 10% of the Company’s revenue.

Property and Equipment—Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the useful life of the asset. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is included in the determination of net income or loss. Maintenance and repair expenditures are charged to expense as incurred.

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

The Company capitalizes certain development costs related to upgrades and enhancements to its cloud commerce platform when it is probable the expenditures will result in additional functionality. Such development costs are capitalized when the preliminary project stage is completed and it is probable that the project will be completed and the software will be used to perform the function intended. These capitalized costs include external direct costs of services consumed in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs cease once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. Capitalized internal use software costs are recorded as part of intangible assets and amortized to cost of subscription revenue using a straight-line method over the estimated useful life of the software, generally three to five years, commencing when the software is ready for its intended use.

During the year ended December 31, 2015, $2.1 million of internal use software development costs were capitalized, primarily related to the development of Demandware Store. During the years ended December 31, 2014 and 2013, no internal use software development costs were capitalized. Amortization expense related to internal use software totaled $0.2 million during the year ended December 31, 2015. The net book value of capitalized internal use software at December 31, 2015 was $1.9 million.

Segment and Geographic Information—Operating segments are defined as components of an enterprise for which discrete financial information is available which is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. The CODM views the Company’s operations and manages its business as one operating segment.

Information about the Company’s revenue and long-lived assets in different geographic regions is presented in the tables below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
United States	$152,553	$99,085	$63,155
Germany	25,664	22,218	16,521
United Kingdom	24,627	18,328	13,130
All other international	34,435	20,922	13,808
Total revenue	$237,279	$160,553	$106,614
Long-lived assets:
United States	$20,717	$23,214	$8,814
Germany	387	455	362
United Kingdom	93	429	554
All other international	665	196	60
Total long-lived assets	$21,862	$24,294	$9,790

Goodwill and Purchased Intangible Assets—Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is reviewed for impairment at the reporting unit level annually on November 30th or more frequently if indicators of impairment are present or if changes in circumstances suggest that impairment may exist. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the Company’s reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the Company’s reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment losses have been recognized.

Purchased intangible assets represent those acquired from business combinations and are deemed to have a definite life. They are amortized over their useful lives, generally ranging from three to ten years. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. During the years ended December 31, 2015 and 2014, no such impairment indicator was identified.

Revenue Recognition—The Company generates revenue from sales of ecommerce, order management, point of sale and predictive email subscriptions, activation fees and related professional services. Professional services include implementation services, consulting services to support the Company’s customers once they are live on the Company’s solutions, and training, as well as managed services, maintenance and related support services for the Company’s non-subscription customer base.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery to customers has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. The Company does not recognize revenue in excess of the amounts which it has the right to invoice in an annual subscription year.

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

Other than the Company’s site readiness assessment offering, the Company’s professional services have standalone value because the Company has sold professional services separately or there are third party vendors that routinely provide similar professional services to the Company’s customers on a standalone basis. The Company does not have evidence of standalone value for site readiness assessments because they are not sold on a standalone basis and can only be provided by the Company.

Activation services provide access to the Company’s digital environment through production launch and are billed during the implementation phase and recorded as deferred revenue until a customer’s subscription period has commenced. Activation services do not have standalone value because they are only sold in conjunction with a subscription to the Company’s ecommerce solutions, they are only sold by the Company, a customer could not resell it, and they do not represent the culmination of a separate earnings process.

The Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third party evidence (“TPE”), if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for certain elements of its arrangements, the Company establishes the BESP for these elements primarily by considering historical sales prices when sold on a standalone basis along with other factors such as gross margin objectives, pricing practices, growth strategy and geographic market conditions.

Subscriptions fees include fees derived from contractually committed minimum levels of gross revenue processed by ecommerce customers on the Company’s cloud digital commerce platform, and fees derived from such customers’ gross revenue processed above the minimum contracted levels. Customers do not have the contractual right to take possession of the Company’s cloud software. The consideration allocated to the subscription for the aggregate minimum subscription fee is recognized on a straight-line basis over the subscription term once a customer’s subscription period has commenced. Should an ecommerce customer exceed the specified minimum levels of gross revenue, fees for customer gross revenue processed in excess of the committed minimum level are billed for the excess processing. The Company recognizes revenue from the fees it receives for its customers’ gross revenue processed in excess of the committed minimum level in the period in which such gross revenue is processed and earned. The Company’s order management and predictive email subscriptions are typically based on a per transaction or volume fee, which is common pricing for those capabilities, for a committed term.

Fees for activation and site readiness assessments without standalone value are recognized ratably over the longer of the life of the agreement or the expected customer life, which is currently estimated to be just over six years. The Company evaluates the length of the amortization period based on its experience with customer contract renewals and consideration of the period over which those customers will benefit from the related offerings.

The consideration allocated to professional services with standalone value is recognized as revenue using the proportional performance method.

Deferred revenue primarily consists of the unearned portion of billed subscription and services fees. Once a customer’s subscription period has commenced, the Company typically invoices customers on a monthly or quarterly basis. In addition, the Company generally invoices all or a portion of the first year subscription fees in advance upon customer contract execution as an initiation payment. Initiation payments are included in deferred revenue upon payment.

Reimbursable costs received for out-of-pocket expenses are recorded as revenue and cost of revenue in the consolidated statements of operations. Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

Cost of Revenue—Cost of subscription revenue primarily consists of hosting costs, data communications expenses, depreciation expenses associated with computer equipment, personnel and related costs, including salaries, bonuses, employee benefits and stock compensation, software license fees and amortization expenses associated with purchased intangible assets and capitalized software. In addition, the Company allocates a portion of overhead, such as rent, IT costs, depreciation and employee benefits costs, to cost of revenue based on headcount.

Cost of services revenue primarily consists of personnel and related costs, third party contractors and allocated overhead. The Company’s cost of services revenue is expensed as the costs are incurred.

Impairment of Long-Lived Assets—The Company considers whether indicators of impairment of its long-lived assets are present. If such indicators are present, the Company determines whether the aggregate of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their fair value. To date, no such impairment has occurred.

Advertising—Advertising costs are charged to operations as incurred and include direct marketing, events, public relations, sales collateral materials and partner programs. Advertising expense was approximately $12.6 million, $8.4 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes—Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using rates anticipated to be in effect when such temporary differences reverse. A valuation allowance against deferred tax assets is recorded, based upon the available evidence, if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. The unrecognized tax benefits are currently presented as a reduction to the deferred tax assets in the financial statements, unless the uncertainty is expected to be resolved within one year. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Stock-Based Compensation—The Company accounts for all stock awards granted to employees and nonemployees using a fair value method. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the award grant date, and the fair value of stock option awards is determined using the Black-Scholes option pricing model. Compensation expense is then recognized on a straight-line basis over the requisite services period, which is the vesting period of the award. The measurement date for employee awards is the date of the grant, and the measurement date for nonemployee awards is the date the performance or services are completed.

Other Comprehensive (Loss) Income—Other comprehensive (loss) income consists of foreign currency translation adjustments and unrealized gains or losses on marketable securities.

Warranties—The Company includes service level commitments to its customers warranting certain levels of uptime and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments.

Commissions—The Company recognizes commission expense related to subscriptions in the period in which the contract is signed.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and recognition of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard will be effective January 1, 2018. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In April 2015, FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). This standard provides guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license, which would be accounted for under the FASB Accounting Standards Codification (“ASC”) 350-40. ASU 2015-05 is effective for the Company beginning January 1, 2016. The Company does not believe that this will have a material impact on its consolidated financial statements.

In September 2015, FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). This standard requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires separate presentation on the face of the income statement, or disclosure in the notes, of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company beginning January 1, 2016. The Company does not believe that this will have a material impact on its consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This standard requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of ASU 2015-17 resulted in an immaterial reclassification of the Company’s net current deferred tax asset to net non-current deferred tax asset in the Company’s consolidated balance sheet as of December 31, 2015.  No prior periods were retrospectively adjusted.

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

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	2,363	2,586	3,652
Nonvested restricted stock	1,481	1,194	880

4. BUSINESS COMBINATION

2015 Acquisition

On January 12, 2015, the Company acquired 100% of the equity of Tomax Corporation (“Tomax”), an enterprise software company that provides an integrated solution for retail point of sale and store operations, for total cash consideration of approximately $60.0 million. The Company is obligated to pay additional consideration of up to $15.0 million, payable in cash or shares of the Company’s common stock at the option of the Company, to the former Tomax equityholders on the first and second anniversary of  the date of acquisition, contingent upon the continued employment of certain key employees of Tomax. The Company recognized contingent compensation expense of $7.2 million during the year ended December 31, 2015 related to this consideration. As of December 31, 2015, the entire $7.2 million accrued contingent compensation balance was included in accrued expenses on the consolidated balance sheet. In January 2016, the Company made a payment of approximately $7.5 million in cash to the former Tomax equityholders as conditions for its release have been fulfilled.

For the years ended December 31, 2015 and 2014, the Company incurred transaction related costs in connection with the acquisition of $0.3 million and $0.9 million, respectively, which are included in general and administrative expenses.

Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value, which was determined by management using the information available as of the date of the acquisition. The allocation of the Tomax purchase consideration to the assets acquired and liabilities assumed was as follows (in thousands):

Cash and cash equivalents	$5,267
Short-term investments	4,251
Accounts receivable	9,470
Property and equipment	987
Developed technology	14,700
Customer relationships	1,300
Trademarks	400
Goodwill	35,086
Accounts payable and accrued expenses	(2,426)
Deferred revenue	(4,610)
Deferred tax liabilities	(6,211)
Other assets / liabilities, net	1,786
Total purchase consideration	$60,000

Methodologies used in valuing the intangible assets include, but are not limited to, relief from royalty for trademarks and multiple period excess earnings method for developed technology and customer relationships. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled work force. For federal income tax purposes, the transaction is treated as a stock acquisition. The goodwill resulting from this transaction is not deductible for tax purposes.

The fair value estimates for the assets acquired and liabilities assumed in the initial purchase price allocation were based upon preliminary calculations and valuations that were subject to change as the Company obtained additional information during the measurement period. After the acquisition date, the Company finalized certain tax returns and obtained additional information about facts and circumstances that existed as of the date of the acquisition, which resulted in a $0.6 million reduction of goodwill with a corresponding offset to certain tax related assets and liabilities. As of December 31, 2015, the Company completed its valuation of the assets acquired and liabilities assumed in connection with the Tomax acquisition.

Tomax’s results of operations are included in the Company’s consolidated operating results since the acquisition date. The following unaudited pro forma results of operations have been presented as if the Tomax transaction occurred on January 1, 2014 (in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Revenue	$238,604	$184,364
Net loss	(42,585)	(31,409)
Net loss attributable to Demandware	(42,221)	(31,402)
Net loss per share, basic and diluted	$(1.18)	$(0.90)

This information is based on historical results of operations, adjusted for the allocations of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the Company’s results would have been had it operated the businesses since January 1, 2014. The supplemental pro forma net loss for the year ended December 31, 2014 was adjusted to include $6.1 million of income tax benefit resulting from the release of valuation allowance that was primarily incurred in the first quarter of 2015 and $1.2 million of acquisition related costs that were primarily incurred in the second half of 2014.

2014 Acquisitions

On October 9, 2014, the Company acquired 100% of the equity of CQuotient, Inc. (“CQuotient”), a cloud personalization provider, for cash consideration of approximately $21.5 million. Additional consideration of up to $3.4 million, payable in cash or shares of the Company’s common stock at the option of the Company, is payable to certain employees in 2 to 3 years after the acquisition date contingent upon their continued employment. For the years ended December 31, 2015 and 2014, the Company recognized contingent compensation expense of $1.2 million and $0.3 million, respectively, related to this consideration. As of December 31, 2015, $0.4 million of the accrued contingent compensation balance was included in accrued expenses and $1.1 million was included in other long-term liabilities on the consolidated balance sheet. As of December 31, 2014, the entire $0.3 million accrued contingent compensation balance was included in other long-term liabilities on the consolidated balance sheet.

On January 22, 2014, the Company acquired 100% of the equity of Mainstreet Commerce LC (“Mainstreet”), a provider of cloud-based distributed order management solutions, for total cash consideration of $19.4 million, of which $7.0 million was held in escrow and was released ratably in quarterly payments through January 2016. The amount in escrow is reserved for payments to key Mainstreet employees for post-combination employment services, and therefore is recorded as a prepayment in the Company’s consolidated balance sheet, and is recognized in the Company’s post-combination financial statements as contingent compensation expense over the employment period. For the years ended December 31, 2015 and 2014, the Company has recognized contingent compensation expense of $3.5 million and $3.3 million, respectively, related to this consideration.

For the year ended December 31, 2014, the Company incurred transaction related costs in connection with these acquisitions of $0.5 million, which were included in general and administrative expenses.

Under the acquisition method of accounting, the Company allocated the purchase price of the acquisitions to the identifiable assets and liabilities based on their estimated fair value, which was determined by management using the information available as of the date of the acquisition. The allocation of the purchase consideration to the assets acquired and liabilities assumed in these acquisitions was as follows (in thousands):

	CQuotient	Mainstreet
Cash	$353	$261
Accounts receivable	343	511
Developed technology	8,500	2,500
Customer relationships	300	300
Trademarks	—	10
Deferred revenue	(366)	—
Deferred tax liabilities	(3,020)	—
Goodwill	15,413	8,966
Other assets / liabilities, net	(42)	(151)
Total purchase consideration	$21,481	$12,397

Methodologies used in valuing the intangible assets include, but are not limited to, relief from royalty for trademarks, replacement cost method for customer relationships and multiple period excess earnings method for developed technology. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which includes synergies expected from the expanded service capabilities and the value of the assembled work force in accordance with GAAP.

For federal income tax purposes, the CQuotient transaction is treated as a stock acquisition. The goodwill resulting from this transaction is not deductible for tax purposes. For federal income tax purposes, the Mainstreet transaction is treated as an asset acquisition. The goodwill resulting from this transaction is deductible for tax purposes.

The results of operations of CQuotient and Mainstreet are included in the Company’s consolidated operating results since the respective acquisition date. The Company has not furnished pro forma financial information related to these acquisitions because they are not material, individually or in the aggregate, to the Company’s consolidated results of operations.

5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at December 31, 2015 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$101,664	$—	$—	$101,664
Certificates of deposit	1,909	—	—	1,909
	$103,573	$—	$—	$103,573
Short-Term Investments:
U.S. government agency bonds	$15,142	$—	$(21)	$15,121
Corporate bonds	7,403	—	(8)	7,395
Municipal securities	41,694	6	(19)	41,681
Certificates of deposit	17,828	—	(5)	17,823
	$82,067	$6	$(53)	$82,020

A summary of the Company’s cash equivalents and short-term investments at December 31, 2014 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$140,107	$—	$—	$140,107
Certificates of deposit	498	—	—	498
Municipal securities	2,015	—	—	2,015
	$142,620	$—	$—	$142,620
Short-Term Investments:
U.S. government agency bonds	$21,304	$1	$(2)	$21,303
Corporate bonds	6,895	—	(3)	6,892
Municipal securities	29,383	2	(7)	29,378
Certificates of deposit	27,307	—	—	27,307
	$84,889	$3	$(12)	$84,880

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the consolidated balance sheets are one year or less from the respective balance sheet dates.

6. DERIVATIVE INSTRUMENTS

The Company conducts business in a number of foreign countries and transacts business in various foreign currencies. Foreign currency exposures typically arise from transactions denominated in a currency other than the functional currency. The Company utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. These contracts are entered into so that increases or decreases in the Company’s foreign currency exposures are offset by gains or losses on the forward contracts in order to mitigate the risks and volatility associated with the Company’s foreign currency transactions. The Company had the following outstanding foreign currency forward contracts as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Currency	Notional Value	Notional Value
Euro	5,800	6,500
British Pounds Sterling	3,000	3,000

The Company has not designated these forward contracts as hedging instruments and accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in its consolidated balance sheet, with changes in the fair value recorded in earnings as other income (expense) in the Company’s consolidated statements of operations.

7. FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at December 31, 2015 and 2014. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at December 31, 2015 and 2014 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2015
Assets—Cash Equivalents:
Money market funds	$101,664	$101,664	$—	$—
Certificates of deposit	1,909	—	1,909	—
Assets—Short-Term Investments:
U.S. government agency bonds	$15,121	$—	$15,121	$—
Corporate bonds	7,395	—	7,395	—
Municipal securities	41,681	—	41,681	—
Certificates of deposit	17,823	—	17,823	—
Assets—Derivative Instruments:
Foreign currency forward contracts	$5	$—	$5	$—

At December 31, 2014
Assets—Cash Equivalents:
Money market funds	$140,107	$140,107	$—	$—
Certificates of deposit	498	—	498	—
Municipal securities	2,015	—	2,015	—
Assets—Short-Term Investments:
U.S. government agency bonds	$21,303	$—	$21,303	$—
Corporate bonds	6,892	—	6,892	—
Municipal securities	29,378	—	29,378	—
Certificates of deposit	27,307	—	27,307	—
Assets—Derivative Instruments:
Foreign currency forward contracts	$69	$—	$69	$—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases for which market rate assumptions are not available, the Company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. There were no Level 3 financial assets or liabilities at December 31, 2015 and 2014.

8. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,
	2015	2014
Computer equipment	$35,427	$24,700
Purchased software	7,227	6,742
Office furniture	2,958	1,352
Leasehold improvements	2,989	1,078
Property and equipment—at cost	48,601	33,872
Less: accumulated depreciation	(26,739)	(19,844)
Property and equipment—net	$21,862	$14,028

Depreciation expense for the years ended December 31, 2015, 2014 and 2013, was $7.6 million, $5.3 million and $4.4 million, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

Balance, December 31, 2013	$—
Acquisition of Mainstreet and CQuotient	24,379
Balance, December 31, 2014	$24,379
Acquisition of Tomax	35,086
Balance, December 31, 2015	$59,465

Intangible Assets—Intangible assets as of December 31, 2015 and 2014 are as follows (in thousands, except term information):

		As of December 31, 2015
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.1	$25,700	$5,600	$20,100
Customer relationships	8.1	1,900	365	1,535
Trademarks	2.0	410	204	206
Internal use software	4.7	2,133	169	1,964
Total	6.1	$30,143	$6,338	$23,805

		As of December 31, 2014
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	5.0	$11,000	$1,242	$9,758
Customer relationships	4.0	600	92	508
Trademarks	1.0	10	10	—
Total	4.9	$11,610	$1,344	$10,266

Amortization expense related to developed technology was $4.4 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively, and was included in the cost of subscription revenue in the accompanying consolidated statements of operations. Amortization expense related to customer relationships and trademarks was $0.5 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively, and was included in operating expenses in the accompanying consolidated statements of operations. Amortization expense related to internal use software was $0.2 million for the year ended December 31, 2015 and was included in the cost of subscription revenue in the accompanying consolidated statements of operations.

Future estimated amortization expense for the intangible assets as of December 31, 2015 is as follows (in thousands):

2016	$5,170
2017	4,878
2018	4,635
2019	3,936
2020	2,494
Thereafter	2,692
Total	$23,805

10. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Compensation and other payroll related expenses	$7,094	$3,871
Bonuses	9,918	8,412
Commissions	5,066	7,176
Acquisition related contingent compensation	7,633	—
Other	7,576	5,694
Total	$37,287	$25,153

11. NONCONTROLLING INTEREST

On September 30, 2014, the Company signed an agreement to establish a joint venture, Demandware K.K., in Japan. During the year ended December 31, 2014, the Company contributed approximately $2.5 million to the joint venture in cash in exchange for 75% of its outstanding shares of common stock, and another investor contributed $0.8 million to the joint venture in cash in exchange for the remaining 25% of its outstanding shares of common stock. No contribution was made to the joint venture during the year ended December 31, 2015.

All shares of the common stock held by the noncontrolling investor are callable by the Company or puttable by the noncontrolling investor upon certain contingent events such as a change of control or a deadlock. Should the call or put options be exercised, the redemption value would be determined based on a prescribed formula derived from (i) the relative revenues of Demandware K.K. and the Company and (ii) the Company’s average market capitalization over a pre-defined period (“Formula Redemption Price”). Certain call or put options contingent upon a change of control may be settled at the Company’s discretion with Company stock or cash. During an exit period commencing on January 1, 2018 through January 1, 2020, all shares of the common stock held by the noncontrolling investor are callable by the Company or puttable by the noncontrolling investor. If the Company call option is exercised on or before July 1, 2018, the redemption value would be the greater of the Formula Redemption Price or three times the capital investment the noncontrolling investor has made in Demandware K.K. If the Company call option is exercised after July 1, 2018 or if the the noncontrolling investor put option is exercised at any time during the exit period, the redemption value would equal the Formula Redemption Price.

The redeemable noncontrolling interests in Demandware K.K. are classified outside of permanent equity in the Company’s consolidated balance sheet primarily due to the put right available to the redeemable noncontrolling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable noncontrolling interests is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interests’ share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against additional paid-in capital.

The changes in the redeemable noncontrolling interests classified as temporary equity in the balance sheet for the years ended December 31, 2015 and 2014 are as follows (in thousands):

Balance, December 31, 2013	$—
Contribution from noncontrolling interests	830
Net loss attributable to noncontrolling interests	(7)
Balance, December 31, 2014	$823
Less: Net loss attributable to noncontrolling interest	(364)
Less: Other comprehensive loss attributable to noncontrolling interest	(2)
Balance, December 31, 2015	$457

12. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has several operating leases for its office space that expire on various dates through 2026. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent and rent concessions. During the years ended December 31, 2015, 2014 and 2013, rent expense was $5.6 million, $3.4 million and $2.6 million, respectively.

The Company’s obligation for lease payments is as follows at December 31, 2015 (in thousands):

Years Ending December 31,
2016	$6,425
2017	6,520
2018	6,183
2019	5,718
2020	3,577
Thereafter	8,413
Total minimum lease payments	$36,836

Co-location Services—The Company has agreements with third parties to provide co-location services for hosting operations, which typically have a term of 24 months and expire by December 2018. The agreements require payment of a minimum amount per month for a fixed period of time in return for which the co-location service provider provides certain guarantees of network availability.

The Company recorded co-location service expenses of $6.6 million, $5.3 million, and $3.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum payments as of December 31, 2015 under these arrangements are $3.9 million in 2016 and $2.1 million in 2017.

Legal Proceedings—The Company has received both direct claims from non-practicing entities claiming infringement of patents owned by them and indemnification requests from customers that have received letters from or been sued by such entities. Many of those underlying claims have not yet been resolved, and the extent, if any, of the Company’s indemnification obligations has not been determined. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. In addition, some of the patents at issue are the subject of pending legal proceedings between the patent owners and one or more leading digital commerce companies, and the outcome of those proceedings could affect the extent to which the patent owners seek to prosecute claims against the Company or its customers. The Company’s business could be materially adversely affected by any significant disputes between the Company and its customers as to intellectual property litigation to which the Company might become a party or for which the Company may be required to provide indemnification. Adverse results in these matters may include awards of substantial monetary damages, costly licensing agreements, or orders preventing the Company from offering certain features, functionalities, products, or services, and may also cause the Company to change its business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues and otherwise harm the Company’s business. As of December 31, 2015, the Company has not made an accrual related to these matters.

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

In all of the Company’s outstanding legal matters for which it has not made an accrual, the Company is unable to estimate a range of reasonably possible loss due to various factors, including, among others, the early stage and uncertain outcome of the pending lawsuits to which the Company is not a party; and the significant factual issues to be resolved regarding the extent, if any, of the Company’s indemnification obligations. Given the significant uncertainties involved in these matters, the Company cannot predict the timing or extent of their impact, if any, on its business, consolidated financial position, results of operations or cash flows, particularly in any fiscal quarter in which it may accrue a related liability.

13. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of subscription revenue	$985	$701	$391
Cost of service revenue	3,175	1,967	1,179
Sales and marketing	11,254	7,474	4,296
Research and development	11,867	7,513	3,574
General and administrative	9,439	8,975	5,248
	$36,720	$26,630	$14,688

Stock-based compensation cost for the years ended December 31, 2015, 2014 and 2013 includes $7.0 million, $6.4 million and $6.1 million, respectively, related to stock options, and $0.5 million, $0.4 million and 0.2 million, respectively, related to the Company’s Employee Stock Purchase Plan (“ESPP”). The remaining expense for each period relates to restricted stock.

As of December 31, 2015, the Company had two stock-based compensation plans, the 2004 Stock Option and Grant Plan (the “2004 Plan”), and the 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan provides for the grant of incentive stock options to the Company’s employees and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Upon the effectiveness of the 2012 Plan, the Company ceased granting awards under the 2004 Plan. However, the 2004 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder.

Under the 2012 Plan, the Company may issue up to 8,126,768 shares of common stock pursuant to stock options and stock awards, which include shares of common stock reserved for issuance under the 2004 Plan that remained available for issuance immediately prior to the inception of the 2012 Plan. As of December 31, 2015, the Company has authorized 240,000,000 shares of common stock and 3,887,916 shares of common stock remain available under the 2012 Stock Incentive Plan.

Stock Options—Under the 2012 Plan, stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. Substantially all stock options currently outstanding under both plans vest over a period of four years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options awards and determine the related compensation expense. The fair value of the stock options granted was calculated using the following key assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.5%	1.8%	2.1%
Expected dividend yield	—	—	—
Expected term (in years)	6.1	6.1	6.1
Weighted average expected volatility	47.7%	49.2%	50.4%

The risk-free interest rate assumption was based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted-average expected life of options granted reflects the application of the simplified method, which represents the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The simplified method has been used since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to a limited period of the Company’s life. The Company bases the majority of its estimate of expected volatility using volatility data from comparable public companies in similar industries and markets because there is currently limited public market history for the Company’s common stock, and therefore, a lack of market-based company-specific historical and implied volatility information.

The summary of stock option activity for the year ended December 31, 2015 is as follows (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding—December 31, 2014	2,586	$16.18
Granted	180	59.93
Forfeited	(34)	33.96
Expired or cancelled	(1)	2.36
Exercised	(368)	17.00
Outstanding—December 31, 2015	2,363	$19.13	5.55	$85,408
Exercisable—December 31, 2015	1,945	$11.84	4.96	$82,843
Options vested and expected to vest—December 31, 2015	2,343	$18.80	5.52	$85,352

The following table summarizes information relating to stock options granted and exercised (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Weighted average grant date fair value per share	$28.13	$31.79	$16.87
Aggregate intrinsic value of options exercised	16,659	29,363	42,099
Cash proceeds received upon exercise of options	6,249	6,848	7,948

The aggregate intrinsic value represents the difference between the fair value at exercise and the exercise price paid by the employee.

As of December 31, 2015, total compensation cost not yet recognized related to stock option awards was $9.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards—The Company’s restricted stock awards generally vest over a two- or four-year period and upon vesting, the restrictions on the shares are released. The fair value of the restricted stock awards is measured based upon the market price of the underlying common stock as of the date of grant. The Company also issued certain restricted stock awards with vesting solely dependent on the achievement of specified performance targets.

The summary of restricted stock awards activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2014	1,194	$51.40
Granted	951	60.95
Vested	(526)	49.92
Forfeited	(138)	52.80
Nonvested at December 31, 2015	1,481	57.88

The following table summarizes information relating to restricted stock granted and vested (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Weighted average grant date fair value per share	$60.95	$66.18	$33.13
Total fair value of restricted stock vested	30,382	25,801	6,418

Total compensation cost not yet recognized related to restricted stock awards was $68.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan—The ESPP permits eligible employees to purchase up to an aggregate of 400,000 shares of the Company’s common stock through accumulated payroll deductions. Each offering is a six month period (a “Plan Period”), and the purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the first or last business day of a Plan Period. During the years ended December 31, 2015, 2014 and 2013, employee contributions were accumulated to purchase 33,689, 27,088 and 14,934 shares, respectively, at weighted average prices per share of $46.91, $51.34 and $36.47, respectively. The fair value of the ESPP shares purchased is estimated on the Plan Period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the Plan Period. The weighted average fair value per share of ESPP shares purchased during the years ended December 31, 2015, 2014 and 2013 was $13.54, $16.43 and $9.62, respectively. At December 31, 2015, 324,289 shares remain available for future issuance under the ESPP.

14. INCOME TAXES

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	December 31,
	2015	2014	2013
(Loss) income before income taxes:
Domestic	$(43,616)	$(31,431)	$(19,062)
International	1,783	2,321	1,634
	$(41,833)	$(29,110)	$(17,428)

	December 31,
	2015	2014	2013
Current income tax provision:
Federal	$2	$—	$—
State	63	72	52
Foreign	993	776	457
Total current income tax provision	1,058	848	509
Deferred income tax (benefit) provision:
Federal	(5,068)	(2,795)	—
State	(765)	(3)	—
Foreign	(57)	(100)	65
Total deferred income tax (benefit) provision	(5,890)	(2,898)	65
Total income tax (benefit) provision	$(4,832)	$(2,050)	$574

The 2015 income tax benefit includes the release of $6.1 million of valuation allowance that resulted from the recognition of the deferred tax liabilities in the Tomax acquisition, which provided evidence to support the recoverability of the deferred tax asset.

The differences in total provision for income taxes that would result from applying the 34% federal statutory rate to loss before income taxes and the reported provision for income taxes are as follows:

	December 31,
	2015	2014	2013
U.S. Federal tax expense at statutory rates	34%	34%	34%
State income taxes, net of federal tax benefit	4%	2%	0.5%
Foreign rate differential	1%	1%	0.5%
Permanent differences	(3)%	6%	(4)%
Stock-based compensation	(6)%	(6)%	(3)%
Uncertain tax provisions	(1)%	(1)%	(1)%
Valuation allowance	(17)%	(29)%	(30)%
	12%	7%	(3)%

Components of the net deferred tax assets as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Operating loss carryforwards	$24,087	$17,804
Capitalized research and development and intangible assets	(2,618)	4,226
Accrued expenses	11,286	7,411
Research and development credits	4,597	3,738
Deferred revenue	3,739	1,578
Stock compensation	5,922	5,367
Depreciation	38	167
Other	(24)	24
Total deferred tax assets	47,027	40,315
Valuation allowance for deferred tax assets	(47,539)	(40,493)
Net deferred tax liability	$(512)	$(178)

The Company has historically incurred operating losses, and given the cumulative losses and limited history of profits, the Company has recorded a full valuation allowance against its deferred tax assets for all periods to date with the exception of the deferred tax asset related to its wholly owned foreign entities.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, the Company has not made a provision for U.S. or additional foreign withholding taxes of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

During the year ended December 31, 2015, the valuation allowance increased by $7.0 million due to the increase in deferred tax asset associated with the net operating loss, research and development costs, accrued expenses and the full valuation allowance against these assets. During the year ended December 31, 2014, the valuation allowance increased by $9.4 million due to the increase in deferred tax asset associated with the research and development costs and accrued expenses and the full valuation allowance against these assets.

At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $170.8 million and $63.5 million, respectively. At December 31, 2015, the Company also had federal and state research and development tax credit carryforwards of $4.9 million and $3.3 million, respectively. The net operating loss carryforwards and tax credits expire at various dates through 2035. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of the Company’s domestic net operating loss and tax credit carryforwards may be limited in future periods. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

As a result of certain realization requirements of share-based payment accounting guidance, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $41.9 million if and when such deferred tax assets are ultimately realized. The Company uses the ordering pursuant to ASC 740, “Income Taxes” when determining when excess tax benefits have been realized.

The following table indicates the changes to the Company’s unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Beginning balance	$1,506	$1,418	$1,061
Decrease related to current tax year	(22)	(409)	—
Increase related to current tax year	376	497	357
Ending balance	$1,860	$1,506	$1,418

Accrued interest and penalties included in the liability for unrecognized tax benefits was immaterial. The Company expects none of the unrecognized tax benefits will change within the next 12 months related to expired statutes or settlement with the taxing authorities. Under the Company’s accounting policies, the unrecognized tax benefits disclosed above are presented in the financial statements as a reduction to a deferred tax asset.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, all tax years 2004 through 2015 remain subject to examination by federal and most state tax authorities due to the Company’s net operating loss carryforwards. In the Company’s foreign jurisdictions, all tax years remain subject to examination.

15. EMPLOYEE BENEFITS

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) that covers substantially all domestic employees of the Company. The 401(k) Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit. During the year ended December 31, 2015, one of the Company’s domestic subsidiaries provided its employees with a matching contribution. Effective January 1, 2016, the Company will provide a matching contribution to all qualified domestic employees. The Company also contributes to various retirement plans for its employees outside the United States. The Company contributed $0.5 million, $0.2 million and $0.1 million to its various retirement plans for the years ended December 31, 2015, 2014 and 2013, respectively.

16. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations of the Company for the years ended December 31, 2015 and 2014. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all recurring adjustments necessary have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$50,276	$53,858	$57,582	$75,563
Gross profit	35,233	37,571	40,686	56,324
(Loss) income from operations	(11,163)	(20,150)	(11,731)	379
(Loss) income before income taxes	(10,875)	(19,968)	(11,654)	664
Net (loss) income	(5,280)	(20,107)	(12,037)	423
Net loss attributable to noncontrolling interest	(58)	(86)	(118)	(102)
Net loss (income) attributable to Demandware	(5,222)	(20,021)	(11,919)	525
Basic (net loss) earnings per share attributable to Demandware	$(0.15)	$(0.56)	$(0.33)	$0.01
Diluted (net loss) earnings per share attributable to Demandware	$(0.15)	$(0.56)	$(0.33)	$0.01

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$32,574	$36,746	$38,731	$52,502
Gross profit	23,666	26,741	27,946	40,152
Loss from operations	(8,100)	(8,364)	(5,147)	(6,181)
Loss before income taxes	(8,098)	(8,297)	(6,150)	(6,565)
Net loss	(8,363)	(8,524)	(6,349)	(3,824)
Net loss attributable to noncontrolling interest	—	—	—	(7)
Net loss attributable to Demandware	(8,363)	(8,524)	(6,349)	(3,817)
Basic net loss per share attributable to Demandware	$(0.24)	$(0.25)	$(0.18)	$(0.11)
Diluted net loss per share attributable to Demandware	$(0.24)	$(0.25)	$(0.18)	$(0.11)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. The Securities and Exchange Commission, or SEC, rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or GAAP. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which is included below.

(c) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2015, we completed our remediation plan related to the material weakness we reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014. In accordance with our remediation plan, since the identification of the material weakness we have (i) hired additional finance personnel knowledgeable about revenue recognition matters and other technical accounting issues to supplement the experience and depth of the team responsible for designing, implementing, monitoring and executing internal control over financial reporting, (ii) hired additional internal audit personnel responsible for testing the effectiveness of our controls including those involving revenue recognition, (iii) applied additional processes and controls to the evaluation of multiple deliverable arrangements so that revenue is recognized and accounted for in accordance with GAAP and (iv) continued the education of finance personnel related to revenue recognition matters.  During the fiscal quarter ended December 31, 2015, we completed our implementation and testing of the new controls. There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Demandware, Inc.

Burlington, Massachusetts

We have audited the internal control over financial reporting of Demandware, Inc. and subsidiaries’ (the “Company’s”) as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 26, 2016

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the information disclosed under the captions “Board of Directors and Management” and “Ownership of Our Common Stock” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information disclosed under the captions “Executive and Director Compensation and Related Matters” and “Board of Directors and Management” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information disclosed under the captions “Ownership of our Common Stock” and “Executive and Director Compensation and Related Matters” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information disclosed under the caption “Board of Directors and Management” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information disclosed under the caption “Proposal 3 Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2016 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days after the end of the fiscal year to which this report relates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

DEMANDWARE, INC.

By:	/s/ Thomas D. Ebling
Name:	Thomas D. Ebling
Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas D. Ebling and Timothy M. Adams, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas D. Ebling Thomas D. Ebling	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2016

/s/ Timothy M. Adams Timothy M. Adams	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ Jeffrey G. Barnett Jeffrey G. Barnett	Director	February 26, 2016

/s/ Linda Crawford Linda Crawford	Director	February 26, 2016

/s/ Jill Granoff Jill Granoff	Director	February 26, 2016

/s/ Charles F. Kane Charles F. Kane	Director	February 26, 2016

/s/ Jitendra Saxena Jitendra Saxena	Director	February 26, 2016

/s/ Leonard Schlesinger Leonard Schlesinger	Director	February 26, 2016

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

3.2	By-laws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35450) on March 20, 2012 and incorporated herein by reference)

10.1*	2004 Stock Option and Grant Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Statement on Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.2*

Form of Non-Qualified Stock Option Agreement under the 2004 Stock Option and Grant Plan (filed as Exhibit 10.2 to the Registrant’s Statement on Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.3*	2012 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Statement on Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.4*

Forms of equity award agreements under 2012 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35450) on August 4, 2015 and incorporated herein by reference)

10.5*

Letter Agreement, dated February 11, 2010, between the Registrant and Thomas D. Ebling (filed as Exhibit 10.8 to the Registrant’s Statement on Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.6*

Incentive Stock Option Agreement, dated February 11, 2010, between the Registrant and Thomas D. Ebling (filed as Exhibit 10.9 to the Registrant’s Statement on Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.7*

Transition and Separation Letter Agreement, dated February 10, 2014, between the Registrant and Scott J. Dussault (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-35450) on March 3, 2014 and incorporated herein by reference)

10.8*

Restricted Stock Agreement, dated May 6, 2005, between the Registrant and Wayne R. Whitcomb (filed as Exhibit 10.12 to the Registrant’s Statement on Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.9*

Letter Agreement between the Registrant and Wayne R. Whitcomb related to Mr. Whitcomb’s services to the Registrant (filed as Exhibit 10.13 to the Registrant’s Statement on Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.10*

Letter Agreements between the Registrant and Jeffrey G. Barnett related to Mr. Barnett’s services to the Registrant (filed as Exhibit 10.16 to the Registrant’s Statement on Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.11*

Letter Agreement between the Registrant and Timothy M. Adams related to Mr. Adams’ services to the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35450) on August 5, 2014 and incorporated herein by reference)

10.12*

Letter Agreement between the Registrant and Sheila M. Flaherty related to Ms. Flaherty’s services to the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35450) on November 4, 2014 and incorporated herein by reference)

10.13*

Letter Agreement between the Registrant and Rohit Goyal related to Mr. Goyal’s services to the Registrant (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35450) on November 2, 2015 and incorporated herein by reference)

10.14*

Letter Agreement between the Registrant and Kathleen B. Patton related to Ms. Patton’s services to the Registrant (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35450) on November 2, 2015 and incorporated herein by reference)

10.15	Form of indemnification agreement entered into by the Registrant with each of its directors and executive officers

10.16

Lease Agreement, dated May 28, 2010, between Registrant and Burlington Office Park V Limited Partnership (filed as Exhibit 10.19 to the Registrant’s Statement on Form S-1 (File No. 333-17595) and incorporated herein by reference)

10.17

Sublease, dated January 25, 2012, between the Registrant and Conversent Communications of Massachusetts, Inc., as amended (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35450) on August 5, 2014 and incorporated herein by reference)

10.18

Sublease Agreement, dated December 30, 2014, between the Registrant and Ascend Learning LLC (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-35450) on March 2, 2015 and incorporated herein by reference)

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
**

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, and (vi) Notes to Consolidated Financial Statements.