Form 10-Q
period 2016-03-31
Demandware Inc
filed 2016-04-28
CIK 1301031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

On March 31, 2016, the registrant had 38,021,736 shares of common stock, $0.01 par value per share, outstanding.

DEMANDWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DEMANDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$117,841	$114,989
Short-term investments	77,915	82,020
Accounts receivable—net of allowance for doubtful accounts of $1,738 and $1,328 at March 31, 2016 and December 31, 2015, respectively	49,790	60,793
Prepaid expenses and other current assets	10,654	8,424
Total current assets	256,200	266,226
Property and equipment, net	27,551	21,862
Intangible assets, net	22,504	23,805
Goodwill	59,465	59,465
Other assets	6,377	6,040
Total assets	$372,097	$377,398
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,494	2,866
Accrued expenses	27,508	37,287
Deferred revenue	31,585	31,426
Total current liabilities	63,587	71,579
Long-term liabilities:
Deferred revenue	17,153	15,133
Other long-term liabilities	3,156	2,763
Total liabilities	83,896	89,475
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	338	457
Stockholders’ equity:
Preferred stock, $0.01 par value per share—10,000 shares authorized	—	—
Common stock, $0.01 par value per share—240,000 shares authorized, 36,568 and 36,224 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	366	362
Additional paid-in capital	448,943	437,137
Accumulated other comprehensive loss	(580)	(858)
Accumulated deficit	(160,866)	(149,175)
Total stockholders’ equity	287,863	287,466
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$372,097	$377,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Subscription	$56,762	$43,248
Services and other	10,318	7,028
Total revenue	67,080	50,276
Cost of revenue:
Subscription	11,860	8,873
Services and other	8,699	6,170
Total cost of revenue	20,559	15,043
Gross profit	46,521	35,233
Operating expenses:
Sales and marketing	26,904	21,309
Research and development	19,075	13,683
General and administrative	12,140	11,404
Total operating expenses	58,119	46,396
Loss from operations	(11,598)	(11,163)
Other income:
Interest income	214	99
Other (expense) income	(47)	189
Other income, net	167	288
Loss before income taxes	(11,431)	(10,875)
Income tax provision (benefit)	409	(5,595)
Net loss	(11,840)	(5,280)
Less: Net loss attributable to noncontrolling interest	(149)	(58)
Net loss attributable to Demandware	$(11,691)	$(5,222)
Net loss per share attributable to Demandware, basic and diluted	$(0.32)	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	36,325	35,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(11,840)	$(5,280)
Other comprehensive income (loss):
Foreign currency translation adjustments	259	(340)
Unrealized gain on marketable securities, net of tax	49	11
Other comprehensive income (loss)	308	(329)
Total comprehensive loss	(11,532)	(5,609)
Less: Net loss attributable to noncontrolling interest	(149)	(58)
Less: Other comprehensive income attributable to noncontrolling interest	30	10
Total comprehensive loss attributable to Demandware	$(11,413)	$(5,561)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEMANDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,840)	$(5,280)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,687	2,738
Consulting expense settled with equity awards	—	286
Bad debt expense	667	397
Stock-based compensation	10,353	7,056
Deferred income taxes	35	(5,807)
Amortization of premium on marketable securities	92	101
Other non-cash reconciling items	3	95
Changes in operating assets and liabilities:
Accounts receivable	10,348	11,662
Prepaid expenses and other current assets	(2,215)	(1,736)
Accounts payable	40	(693)
Accrued expenses	(9,897)	(7,691)
Deferred revenue	2,173	831
Other assets and liabilities	11	(13)
Net cash provided by operating activities	3,457	1,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,469)	(6,809)
Purchase of marketable securities	(20,237)	(24,569)
Sale and maturity of marketable securities	24,298	33,192
Acquisition, net of cash acquired	—	(54,733)
Net cash used in investing activities	(2,408)	(52,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,457	2,177
Net cash provided by financing activities	1,457	2,177
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	346	(731)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,852	(49,527)
CASH AND CASH EQUIVALENTS—Beginning of period	114,989	158,827
CASH AND CASH EQUIVALENTS—End of period	$117,841	$109,300
SUPPLEMENTARY INFORMATION:
Income taxes paid	$398	$100
NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment included in accounts payable and accrued expenses	$1,641	$1,653

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

The Company conducts its domestic operations through its headquarters in Burlington, Massachusetts and conducts its international operations through its direct and indirect subsidiaries in Germany, the United Kingdom, France, Spain, Sweden, Italy, the Netherlands, Australia, China, Hong Kong, India, Singapore and its joint venture in Japan.

Basis of Presentation and Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim periods, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and on a basis substantially consistent with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2015. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional information relative to certain estimates or to identify matters that require additional disclosure. Interim results are not necessarily indicative of the results for any other interim period or for the entire year. The consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. All intercompany transactions have been eliminated in consolidation. Tomax Corporation’s results of operations have been included in the Company’s consolidated financial statements since January 12, 2015, the date of acquisition (see Note 4, Business Combination, in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016).

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

Changes in Presentation—Changes have been made to the prior period presentation in the condensed consolidated statements of cash flows to conform to the current period presentation. Amounts previously classified as changes in other current liabilities are now included in changes in accrued expenses.

Recently Issued Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"). The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” ("ASU 2016-08"), which amends ASU 2014-09 to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Adoption of the new rules under both ASU 2014-09 and ASU 2016-08 could affect the timing of both revenue recognition and recognition of contract costs for certain transactions and the presentation of revenue within the financial statements. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring retrospective application of the new standard with cumulative effect recognized as of the date of adoption and disclosure of results under the previous standard. For the Company, the new standard will be effective January 1, 2018. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) ("ASU 2016-02"). The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

Recently Adopted Accounting Pronouncements —Effective January 1, 2016, the Company adopted ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). This standard provides guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license, which would be accounted for under the Accounting Standards Codification No. 350-40, “Internal-Use Software”. The adoption of ASU 2015-05 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2016, the Company adopted ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). This standard requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires separate presentation on the face of the income statement, or disclosure in the notes, of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The Company calculates basic and diluted net loss per common share by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has excluded all potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and unvested restricted stock units, from the weighted average number of common shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses. The Company’s unvested restricted stock is not considered participating securities under the authoritative guidance since any dividends earned on unvested restricted shares are required to be returned if unvested shares are forfeited. The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	2,297	2,658
Unvested restricted stock	1,453	1,758
Unvested restricted stock units	598	17

3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

A summary of the Company’s cash equivalents and short-term investments at March 31, 2016 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$105,508	$—	$—	$105,508
Certificates of deposit	1,833	—	—	1,833
	$107,341	$—	$—	$107,341
Short-Term Investments:
Government agency bonds	$24,017	$4	$(3)	$24,018
Corporate bonds	4,358	—	—	4,358
Municipal securities	38,228	5	(6)	38,227
Certificates of deposit	11,310	2	—	11,312
	$77,913	$11	$(9)	$77,915

A summary of the Company’s cash equivalents and short-term investments at December 31, 2015 is as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash Equivalents:
Money market funds	$101,664	$—	$—	$101,664
Certificates of deposit	1,909	—	—	1,909
	$103,573	$—	$—	$103,573
Short-Term Investments:
Government agency bonds	$15,142	$—	$(21)	$15,121
Corporate bonds	7,403	—	(8)	7,395
Municipal securities	41,694	6	(19)	41,681
Certificates of deposit	17,828	—	(5)	17,823
	$82,067	$6	$(53)	$82,020

The contractual maturity dates for the Company’s available-for-sale investments that are classified as short-term investments in the consolidated balance sheets are one year or less from the respective balance sheet dates.

4. DERIVATIVE INSTRUMENTS

The Company conducts business in a number of foreign countries and transacts business in various foreign currencies. Foreign currency exposures typically arise from transactions denominated in a currency other than the functional currency. The Company utilizes foreign currency forward contracts to offset the risks associated with the effect of certain foreign currency exposures. These contracts are entered into so that gains or losses in the Company’s foreign currency exposures are offset by losses or gains on the forward contracts in order to mitigate the risks and volatility associated with the Company’s foreign currency transactions. The Company had the following outstanding foreign currency forward contracts as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Currency	Notional Value	Notional Value
Euro	6,000	5,800
British Pounds Sterling	4,500	3,000

The Company has not designated these forward contracts as hedging instruments, and accordingly, the Company recorded the fair value of these contracts at the end of each reporting period in its consolidated balance sheet, with changes in the fair value recorded in earnings as other (expense) income in the Company’s consolidated statements of operations.

5. FAIR VALUE MEASUREMENTS

Financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried in the consolidated financial statements at amounts that approximate fair value at March 31, 2016 and December 31, 2015. Fair values are based on market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements Using
	Amounts at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2016
Assets—Cash Equivalents:
Money market funds	$105,508	$105,508	$—	$—
Certificates of deposit	1,833	—	1,833	—
Assets—Short-Term Investments:
Government agency bonds	$24,018	$—	$24,018	$—
Corporate bonds	4,358	—	4,358	—
Municipal securities	38,227	—	38,227	—
Certificates of deposit	11,312	—	11,312	—
Assets—Derivative Instruments:
Foreign currency forward contracts	$3	$—	$3	$—

At December 31, 2015
Assets—Cash Equivalents:
Money market funds	$101,664	$101,664	$—	$—
Certificates of deposit	1,909	—	1,909	—
Assets—Short-Term Investments:
Government agency bonds	$15,121	$—	$15,121	$—
Corporate bonds	7,395	—	7,395	—
Municipal securities	41,681	—	41,681	—
Certificates of deposit	17,823	—	17,823	—
Assets—Derivative Instruments:
Foreign currency forward contracts	$5	$—	$5	$—

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

The valuation technique used to measure fair value for the Company’s Level 1 and Level 2 assets is a market approach that uses prices and other relevant information generated by market transactions involving identical or comparable assets. There were no Level 3 financial assets or liabilities at March 31, 2016 and December 31, 2015.

6. INTANGIBLE ASSETS

Intangible assets as of March 31, 2016 are as follows (in thousands, except term information):

		As of March 31, 2016
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.1	$25,700	$6,664	$19,036
Customer relationships	8.1	1,900	437	1,463
Trademarks	2.0	410	254	156
Internal use software	4.7	2,133	284	1,849
Total	6.1	$30,143	$7,639	$22,504

Intangible assets as of December 31, 2015 are as follows (in thousands, except term information):

		As of December 31, 2015
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.1	$25,700	$5,600	$20,100
Customer relationships	8.1	1,900	365	1,535
Trademarks	2.0	410	204	206
Internal use software	4.7	2,133	169	1,964
Total	6.1	$30,143	$6,338	$23,805

Amortization expense related to intangible assets was $1.3 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

Future estimated amortization expense for intangible assets as of March 31, 2016 is as follows (in thousands):

Remainder of 2016	$3,869
2017	4,878
2018	4,635
2019	3,936
2020	2,494
Thereafter	2,692
Total	$22,504

7. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Compensation and other payroll related expenses	$10,436	$7,094
Bonuses	3,293	9,918
Commissions	4,935	5,066
Acquisition related contingent compensation	2,079	7,633
Other	6,765	7,576
Total	$27,508	$37,287

8. NONCONTROLLING INTEREST

The redeemable noncontrolling interest is classified outside of permanent equity in the Company’s consolidated balance sheet as of March 31, 2016, primarily due to the put right available to the redeemable noncontrolling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable noncontrolling interest is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interest’s share of earnings, or its estimated redemption value. See Note 11, Noncontrolling Interest, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The changes in the redeemable noncontrolling interest classified as temporary equity in the balance sheet for the three months ended March 31, 2016 are as follows (in thousands):

Balance, December 31, 2015	$457
Net loss attributable to noncontrolling interest	(149)
Foreign currency translation adjustments	30
Balance, March 31, 2016	$338

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

Contingent Compensation Payments Related to Acquisitions—As part of its business acquisitions, the Company agreed to pay certain selling equityholders additional consideration contingent upon the continued employment of certain employees for a specified period of time. These contingent payments are payable in cash or shares of the Company’s common stock at the option of the Company. During the quarter ended March 31, 2016, the Company has made a cash payment of $7.5 million. The Company expects to make additional payments totaling $0.6 million during the remainder of 2016 and $10.3 million in 2017, contingent upon the continued employment of certain employees.

10. STOCK-BASED AWARDS

Stock Options—The Company’s stock options generally vest over a four-year period and expire 10 years from the date of grant. Upon option exercise, the Company issues shares of common stock.

The following table summarizes information related to stock options outstanding as of March 31, 2016 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price (per Share)	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Exercisable—March 31, 2016	1,991	$13.42	4.9	$54,841
Options vested and expected to vest—March 31, 2016	2,287	$18.85	5.3	$55,357

Unrecognized compensation expense relating to stock options was $7.7 million at March 31, 2016, which is expected to be recognized over a weighted-average period of approximately two years.

Restricted Stock—The Company’s restricted stock generally vests over a two- or four-year period, and upon vesting, the restrictions lapse and the Company releases shares of common stock. Unrecognized compensation expense relating to restricted stock was $70.7 million at March 31, 2016, which is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock Units—The Company’s restricted stock units generally vest over a four-year period, and upon vesting, the Company issues shares of common stock. Unrecognized compensation expense relating to restricted stock units was $17.7 million at March 31, 2016, which is expected to be recognized over a weighted-average period of approximately four years.

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

	Three Months Ended March 31,
	2016	2015
Cost of subscription revenue	$276	$223
Cost of service revenue	962	627
Sales and marketing	3,013	2,267
Research and development	3,589	1,867
General and administration	2,513	2,072
Total	$10,353	$7,056

Stock-based compensation expense for the three months ended March 31, 2016 includes $1.7 million related to stock options, $8.5 million related to restricted stock, $0.1 million related to restricted stock units and $0.1 million related to the ESPP. Stock-based compensation expense for the three months ended March 31, 2015 includes $1.7 million related to stock options, $5.3 million related to restricted stock and $0.1 million related to the ESPP.

11. INCOME TAXES

The Company’s income tax provision (benefit) was $0.4 million and $(5.6) million for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate was 3.6% and (51.5)% for the three months ended March 31, 2016 and 2015, respectively. The income tax provision for the three months ended March 31, 2016 is primarily driven by income generated within our foreign subsidiaries that are subject to local income taxes. The income tax benefit for the three months ended March 31, 2015 included the release of $5.8 million of valuation allowance that resulted from the recognition of the deferred tax liabilities in the Tomax Corporation acquisition, which provided evidence to support the recoverability of the deferred tax asset. This benefit was partially offset by the Company’s provision for foreign income taxes.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has determined that it is more likely than not that the Company will not utilize the benefits of federal and state deferred tax assets for financial reporting purposes. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets for all periods to date with the exception of the deferred tax assets related to its wholly owned foreign entities.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our solutions; our ability to service those customers effectively and induce them to renew their subscriptions for our solutions; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing digital commerce needs or new technologies generally by us and our competitors; continued acceptance of software-as-a-service, or SaaS, as an effective method for delivering digital commerce solutions and other applications; our ability to protect against security risks; our ability to manage our growth; our ability to successfully integrate businesses we have acquired; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth in this Item 2, in Part II, Item 1A, “Risk Factors,” elsewhere in this Quarterly Report on Form 10-Q and in our other reports filed with the Securities and Exchange Commission, or SEC. We expressly disclaim any obligation to update the forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

We are a leading provider of enterprise-class cloud commerce solutions for retailers and branded manufacturers, including solutions for digital commerce and point of sale, as well as order management and predictive intelligence capabilities. Our Demandware Commerce offering is a combination of our cloud platform, community and related services that enables customers to establish and execute complex digital commerce strategies. Demandware Commerce facilitates global expansion, omni-channel processes, multi-brand and multi-site rollouts, predictive merchandising and in-store operations. The foundation of our offering is our technology platform, the Demandware Commerce Cloud.  The Demandware Commerce Cloud consists of two primary solutions: Demandware Digital and Demandware Store. Through our highly scalable, secure and open platform, our customers create seamless brand experiences to reach their consumers across all digital touch points globally, including ecommerce sites, mobile applications, social media channels and in the store. In addition, distributed order management capabilities enable retailers to provide “buy anywhere, fulfill anywhere, service anywhere” experiences, and predictive intelligence capabilities help customers personalize the shopping experience and accelerate revenue growth.  Demandware Store, a new solution currently available to several charter customers in North America, offers core point of sale, mobile point of sale, store operations and endless aisle capabilities that enable our customers to modernize their point of sale and store operations, decrease the complexity of managing store operations and unify the in-store experience with digital commerce.

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

Subscription revenue is driven primarily by the number of Demandware Digital customers we have, the number of digital commerce sites they operate on our platform, the contracted minimum value of their subscription agreements and the gross revenue generated from those customers in excess of their committed minimum levels. To date, revenue generated by our customers’ digital commerce sites operating on Demandware Digital has been the primary driver of our subscription revenue. However, we believe that our omni-channel capabilities, including mobile, in-store, social, order management, predictive intelligence, point of sale and other digital channels, have been and will continue to be important factors in our new customers’ purchasing decisions and existing customer renewals. In addition, we have developed Demandware Store, an enterprise-class cloud point of sale solution, which enables unified consumer experiences and omni-channel use cases.

Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to our customers’ revenue peaks during the holiday season, which correspondingly result in higher overage fees in the fourth quarter than in other quarters. As a result, revenue in the first quarter generally declines sequentially from the fourth quarter. For the quarter ended March 31, 2016, subscription revenue was 13.7% lower than subscription revenue for the quarter ended December 31, 2015.

Services revenue consists primarily of implementation services, site readiness assessments, consulting services to support our customers once they are live on our solutions, and training. Additionally, we provide managed services, maintenance and related support services to our non-subscription customer base. Our service arrangements for implementation, consulting and training services are billed on a fixed fee or time and materials basis. Our customers may also elect to use unrelated third parties to perform some of these services. Our managed services, maintenance and related support services are generally billed quarterly or annually in advance and are recognized over the contracted term. Other than our site readiness assessment offering, our professional services have standalone value and are recognized as revenue using the proportional performance method.

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

Our cost of revenue and operating expenses have increased over the last year due to our need to increase bandwidth and capacity to support customer revenue growth on our platform. We expect that our cost of revenue and operating expenses will continue to increase as we continue to invest in our growth.

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

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin under “Results of Operations” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2016, and we discuss other key metrics below.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force, our indirect sales channels and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of ecommerce customers generating subscription revenue during the period. As of March 31, 2016, we had 349 live customers.

Number of Customer Sites

Since our ecommerce customers generally operate more than one site across various geographies, channels and brands and pay us fees based on the total gross revenue they process on our platform, we believe the total number of ecommerce customer sites using our solutions in a given quarter is an indicator of the growth of our business. As of March 31, 2016, our ecommerce customers were operating 1,590 sites on our platform.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. As of March 31, 2016, there have been no material changes to our critical accounting policies since December 31, 2015.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated as dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2016	2015
Results of Operations:
Revenue:
Subscription	$56,762	$43,248
Services and other	10,318	7,028
Total revenue	67,080	50,276
Cost of revenue:
Subscription	11,860	8,873
Services and other	8,699	6,170
Total cost of revenue	20,559	15,043
Gross profit	46,521	35,233
Operating expenses:
Sales and marketing	26,904	21,309
Research and development	19,075	13,683
General and administrative	12,140	11,404
Total operating expenses	58,119	46,396
Loss from operations	(11,598)	(11,163)
Other income, net	167	288
Loss before income taxes	(11,431)	(10,875)
Income tax provision (benefit)	409	(5,595)
Net loss	$(11,840)	$(5,280)

Revenue

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Subscription revenue	$56,762	$43,248	$13,514	31.2%
Percentage of total revenue	84.6%	86.0%
Services and other revenue	$10,318	$7,028	$3,290	46.8%
Percentage of total revenue	15.4%	14.0%

Subscription revenue. Subscription revenue for the three months ended March 31, 2016 increased by $13.5 million, or 31.2%, compared to the three months ended March 31, 2015. The increase was driven by an increase of $7.9 million in revenue from new customers as well as an increase of $5.6 million in revenue from existing customers. We had 349 customers and 1,590 sites operating on our Demandware Commerce platform at March 31, 2016, an increase from 279 customers and 1,241 sites operating on our platform at March 31, 2015. The increase in revenue from existing customers resulted from both growth in revenues from existing sites and the launch of additional sites since the period ended March 31, 2015.

Services and other revenue. Services and other revenue for the three months ended March 31, 2016 increased by $3.3 million, or 46.8%, compared to the three months ended March 31, 2015. The increase was primarily due to a $2.1 million increase in revenue recognized from both our subscription and non-subscription customer base related to ongoing professional services engagements and an increase in revenue associated with training offerings. Additionally, we had approximately $1.0 million of increased revenue from a LINK technology partner.

Cost of Revenue

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of subscription revenue	$11,860	$8,873	$2,987	33.7%
Percentage of subscription revenue	20.9%	20.5%
Gross margin	79.1%	79.5%
Cost of services and other revenue	$8,699	$6,170	$2,529	41.0%
Percentage of services and other revenue	84.3%	87.8%
Gross margin	15.7%	12.2%

Cost of subscription revenue. Cost of subscription revenue for the three months ended March 31, 2016 increased by $3.0 million, or 33.7%, compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in headcount in our support and technical operations organization from 76 at March 31, 2015 to 100 at March 31, 2016. As a result, our personnel and related expenses, such as salaries, bonuses, employee benefits and stock compensation, increased $0.7 million over the 2015 period. In addition, we incurred $1.0 million of increased network infrastructure and bandwidth expenses and $1.2 million of increased depreciation, amortization, maintenance, and equipment and software support expenses associated with our equipment due to an expansion of our capacity in the 2016 period.

Cost of services and other revenue. Cost of services and other revenue for the three months ended March 31, 2016 increased by $2.5 million, or 41.0%, compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in headcount in our client services organization from 119 at March 31, 2015 to 141 at March 31, 2016. As a result, our personnel and related expenses, such as salaries, bonuses, employee benefits and stock compensation, increased $1.6 million over the 2015 period. We also incurred $0.3 million of increased facility and infrastructure costs and $0.2 million of increased travel and entertainment expenses as a direct result of the increase in headcount. In addition, we provided direct implementation services to an increased number of customers, resulting in $0.4 million of increased third party contractor expense to assist our services implementation organization in the 2016 period. Since most of our customer implementations are led by third party integrators, the implementation services we provide to our customers cannot be correlated to the number of customers in implementation during any period.

Operating Expenses

Sales and Marketing

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$26,904	$21,309	$5,595	26.3%
Percentage of total revenue	40.1%	42.4%

Sales and marketing expenses for the three months ended March 31, 2016 increased by $5.6 million, or 26.3%, compared to the three months ended March 31, 2015. The increase was attributable to our continued expansion in new and existing markets. We have continued to add employees within our direct sales, customer success and marketing organizations in North America, Europe, and Asia Pacific. Headcount in these organizations increased from 238 at March 31, 2015 to 300 at March 31, 2016, which contributed to $4.0 million of increased personnel and related expenses, of which $0.7 million was related to stock compensation expense. Marketing program expenses increased $0.5 million in the 2016 period as we increased the level of spending to enhance our global brand. We also incurred $0.4 million of increased travel and entertainment expenses and $0.8 million of increased facility and infrastructure costs in the 2016 period as a direct result of the increase in headcount.

Research and Development

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$19,075	$13,683	$5,392	39.4%
Percentage of total revenue	28.4%	27.2%

Research and development expenses for the three months ended March 31, 2016 increased by $5.4 million, or 39.4%, compared to the three months ended March 31, 2015. The increase was attributable to an increase in our engineering headcount from 271 at March 31, 2015 to 345 at March 31, 2016, which has contributed to $4.6 million of increased personnel and related expenses, of which $1.7 million was related to stock compensation expense. We also incurred $0.7 million of increased facility and infrastructure costs in the 2016 period as a direct result of the increase in headcount.

General and Administrative

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$12,140	$11,404	$736	6.5%
Percentage of total revenue	18.1%	22.7%

General and administrative expenses for the three months ended March 31, 2016 increased by $0.7 million, or 6.5%, compared to the three months ended March 31, 2015. The increase was primarily attributable to $1.0 million of increased personnel and related expenses due to increased headcount in our general and administrative organizations from 113 at March 31, 2015 to 138 at March 31, 2016. We also incurred $0.3 million of increased bad debt expense in the 2016 period as a result of customer bankruptcies. These increases were partially offset by a $0.3 million decrease in professional fees, including legal, audit and tax fees.

Other Income, Net

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Other income, net	$167	$288	$(121)	(42.0)%
Percentage of total revenue	0.2%	0.6%

Other income for the three months ended March 31, 2016 decreased by $0.1 million, or 42.0%, compared to the three months ended March 31, 2015. The decrease was primarily attributable to a $1.2 million increase in foreign exchange losses generated from our short-term foreign currency forward contracts, offset by a $1.0 million increase in foreign exchange gains related to the fluctuations in the British Pounds Sterling and Euro in relation to the U.S. dollar during the 2016 period as compared to the 2015 period. The decrease in other income was also offset by a $0.1 million increase in interest income generated from our short-term investments in marketable securities.

Income Tax Provision (Benefit)

	Three Months Ended
	March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Income tax provision (benefit)	$409	$(5,595)	$6,004	(107.3)%
Effective tax rate	3.6%	(51.5)%

The effective income tax rate for the three months ended March 31, 2016 was 3.6% compared to (51.5)% for the three months ended March 31, 2015. The tax provision is primarily driven by income generated within our foreign subsidiaries that are subject to local income taxes.

The effective income tax rate for the 2015 period was primarily driven by the release of $5.8 million of valuation allowance resulting from the recognition of the deferred tax liabilities in the Tomax acquisition, which provided evidence to support the recoverability of the deferred tax asset. The effective income tax rate is partially offset by income from our foreign subsidiaries that are subject to local income taxes. Such earnings are planned to be reinvested indefinitely outside the United States and therefore, no domestic tax liabilities have been recorded.

Liquidity and Capital Resources

At March 31, 2016, our principal source of liquidity consisted of cash, cash equivalents and short-term investments of $195.8 million. Our cash equivalents and short-term investments are comprised primarily of money market funds, corporate bonds, certificates of deposit, municipal securities and government agency bonds.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by operating activities	$3,457	$1,946
Net cash used in investing activities	(2,408)	(52,919)
Net cash provided by financing activities	1,457	2,177
Effect of exchange rates on cash and cash equivalents	346	(731)
Increase (Decrease) in cash and cash equivalents	2,852	(49,527)

Net cash provided by operating activities

Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our software and services and the amount and timing of customer payments. Cash provided by operating activities has historically resulted from net losses driven by sales of subscriptions to our cloud software and services and adjusted for non-cash expense items such as depreciation of property and equipment, amortization of intangible assets, stock-based compensation, bad debt expense and deferred income taxes. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of, our invoicing of, and our receipt of, payments from our customers. We have generally experienced increased invoicing in the fourth quarter of each year primarily due to billings associated with revenue realized from subscription overage fees. As a result, we have also experienced increased levels of customer payments during the first quarter of each year, related to the customer receipts from fourth quarter invoices. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash provided by operating activities of $3.5 million during the three months ended March 31, 2016 was a result of increased revenue due to the growth of our business, offset by continued investments in headcount, costs associated with public company reporting and corporate governance requirements and other expenses incurred to grow our business. During the three months ended March 31, 2016, $14.8 million, or 125%, of our net loss of $11.8 million consisted of non-cash items, including $10.4 million in stock-based compensation, $3.7 million of depreciation and amortization and $0.7 million of bad debt expense.

Cash provided by operating activities during the three months ended March 31, 2016 also included a $10.3 million decrease in accounts receivable as we collected receivables recognized and invoiced in the fourth quarter of 2015. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $9.9 million decrease in accrued expenses primarily due to annual employee bonus payments and acquisition related contingent compensation payments made during the three months ended March 31, 2016.

Cash provided by operating activities of $1.9 million during the three months ended March 31, 2015 was a result of increased revenue due to the growth of our business, offset by continued investments in headcount, costs associated with public company reporting and corporate governance requirements and other expenses incurred to grow our business. During the three months ended March 31, 2015, $4.9 million, or 92%, of our net loss of $5.3 million consisted of non-cash items, including $7.1 million in stock-based compensation, $2.7 million of depreciation and amortization and $0.4 million of bad debt expense, partially offset by $5.8 million of deferred income taxes.

Cash provided by operating activities during the three months ended March 31, 2015 also included an $11.7 million decrease in accounts receivable as we collected receivables recognized and invoiced in the fourth quarter of 2014. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $7.7 million decrease in accrued expenses primarily due to commission and annual employee bonus payments made during the three months ended March 31, 2015.

Net cash used in investing activities

Our primary investing activities have consisted of purchases, offset by maturities of investments, purchases of computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce as well as funding acquisitions.

For the three months ended March 31, 2016, cash used in investing activities was $2.4 million, comprised of $20.2 million for purchases of marketable securities and $6.5 million for purchases of property and equipment, partially offset by the sales and maturity of $24.3 million of marketable securities during the three months ended March 31, 2016.

For the three months ended March 31, 2015, cash used in investing activities was $52.9 million, comprised of $24.6 million for purchases of marketable securities and $6.8 million for purchases of property and equipment. Additionally, cash used in investing activities increased due to a $54.7 million cash payment, net of cash acquired, for the acquisition of Tomax. These cash outflows were partially offset by the sales and maturity of $33.2 million of marketable securities during the three months ended March 31, 2015.

Net cash provided by financing activities

For the three months ended March 31, 2016 and 2015, cash provided by financing activities of $1.5 million and $2.2 million, respectively, consisted solely of proceeds from the exercise of stock options.

Contractual Obligations

There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016, except that we entered into additional contractual commitments for hosting and other support services with total payment obligations of $3.8 million, which are due through April 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by collecting fees in advance and assessing the credit and payment history of our customers as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and readily convertible into cash. We have invested $107.3 million in money market funds and certificates of deposit with an average maturity of two days, classified as cash equivalents, and have invested $77.9 million in municipal securities, corporate bonds, certificates of deposit and government agency bonds with original maturities ranging between four and 12 months as of March 31, 2016.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents and short-term investments consist primarily of money market funds, corporate bonds, certificates of deposit, municipal securities and government agency bonds. At March 31, 2016, we had cash equivalents and short-term investments of $185.3 million. The carrying amount of our cash equivalents and short-term investments reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Exchange Risk

We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar. Our customer contracts are generally denominated in the currencies of the countries in which the customer is located. Our revenue has been denominated in U.S. dollars, Euros, British Pounds Sterling, Canadian dollars, Australian dollars, Japanese Yen and New Zealand dollars. An immediate 10% adverse change in foreign exchange rates on our foreign currency-denominated accounts receivable at March 31, 2016 would have a $1.8 million adverse impact on our total accounts receivable balance at March 31, 2016. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, Germany, the United Kingdom and France. More than one quarter of our employees are employed outside of the United States. Increases and decreases in the U.S. dollar equivalent value of our foreign currency denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in the U.S. dollar equivalent value of our foreign currency-denominated operating expenses.

We enter into short-term foreign currency forward contracts to offset foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities recorded on our financial statements in non-functional currencies. Changes in the fair value of these derivatives, as well as re-measurement gains and losses on the underlying exposures, are recognized in other income, net. Foreign exchange rate fluctuations may adversely impact our consolidated financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. These translation gains or losses are recognized as an adjustment to stockholders’ equity which is reflected in our balance sheet under accumulated other comprehensive loss.

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

Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2016, the end of the fiscal period covered by this Quarterly Report on Form 10-Q. SEC rules define the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in its reports filed under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

We have had a history of losses since our inception. We experienced net losses of $11.8 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, our accumulated deficit was $160.9 million and total stockholders’ equity was $287.9 million. We expect to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solutions and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We have derived, and we believe that we will continue to derive, a substantial portion of our revenue from a limited number of customers. For example, for the three months ended March 31, 2016, our ten largest customers by revenue accounted for an aggregate of approximately 17.1% of our revenue. If we were to lose one or more of our key customers, there is no assurance that we would be able to replace such customers with new customers that generate comparable revenue at the same margins, which would materially adversely affect our financial condition and results of operations. Our operating results for the foreseeable future will continue to depend on our ability to sell our commerce solutions to a limited number of prospective customers. Revenue growth will depend on our success in growing our customers’ revenue processed on our Demandware Commerce Cloud, increasing sales and usage of our solutions and capabilities and expanding our customer base to include additional customers.

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

The data centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, labor strikes, health epidemic, power losses, hardware failures, systems failures, telecommunications failures and similar events. At least one of the data center facilities is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

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

Our sales cycle can vary substantially from customer to customer, but typically requires six to nine months depending on the size and complexity of the opportunity. It takes on average approximately seven months to implement and launch an initial digital commerce site for a new customer. A number of factors influence the length and variability of our sales and implementation cycles, including, for example:

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

There can be no assurance that we will be successful in launching Demandware Store, that errors will be fixed in our new product after launch or that our new product will adequately address the changing needs of the point of sale market.  We have several charter customers for Demandware Store in North America and are preparing Demandware Store to become generally available to customers in various geographic regions. Due to the limited use of Demandware Store by our customers, there is a risk that our new product will not be successful, which could result in the loss of or delay in customer acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could have a material, adverse effect on our business, financial position, results of operations and cash flows.

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

•

some of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products and expand their markets, and consolidation in our industry is likely to intensify; new competitors or alliances among competitors may emerge and rapidly acquire significant market share;

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

We currently have foreign sales denominated in Euros, British Pounds Sterling, Japanese Yen and Australian, New Zealand and Canadian dollars and may, in the future, have sales denominated in other foreign currencies. In addition, we incur a portion of our operating expenses in Euros, British Pounds Sterling and, to a lesser extent, other foreign currencies. Any adverse fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We enter into foreign currency forward contracts to hedge against foreign currency fluctuations on the value of our monetary assets and liabilities denominated in Euros and British Pounds Sterling. These foreign currency forward contracts have maturities of approximately one month, and we may not be able to enter into new or replacement arrangements as these contracts expire on terms favorable to us. We use these contracts to reduce our risk associated with exchange rate movements, as the gains or losses on these contracts are intended to offset any exchange rate losses or gains on the hedged transaction. We may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets, and we do not expect our hedging to fully mitigate the potential currency transaction losses resulting from foreign currency exchange rate fluctuations.

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

Our cash equivalent and short-term investment portfolio as of March 31, 2016 consisted primarily of money market funds, corporate bonds, certificates of deposit, municipal securities and government agency bonds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. Should financial market conditions worsen in the future, investments in some financial instruments may be subject to risks arising from market liquidity and credit concerns. In addition, any deterioration of conditions in the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2016, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

The trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition, the stock market in general, and the market for technology and retail companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock has been and may in the future be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

DEMANDWARE, INC.

Date: April 28, 2016	By:	/s/ Timothy M. Adams
Timothy M. Adams
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Forms of equity award agreements under 2012 Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

*	Management contracts or compensatory plans or arrangements
**

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.